Form 10KSB
period 1995-12-31
EVERGREEN BANCSHARES INC
filed 1996-12-03
CIK 930199

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                           FORM 10-KSB



          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1995


                 Commission File Number 0-27200

                   EVERGREEN BANCSHARES, INC.
                      A Florida Corporation
          (IRS Employer Identification No. 63-1025500)
                 111 S. Monroe Street, Suite 200
                   Tallahassee, Florida  32304
                         (904) 222-4600


         Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None


         Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: Common Stock, $1.00 Par Value


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    [X]         No

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:   $9,573,889.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on September 30, 1996, was $4,240,701. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the $17 price at which the most recent known sales were transacted. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock as of September 30, 1996: 1,000,292 shares of $1.00 per value
Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

                              None.

          Transitional Small Business Disclosure Format

                 Yes               No      [X]

                             PART I

Item 1.  Description of Business.

     A.  Business Development

         Evergreen Bancshares, Inc., (the "Company") is a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended. The Company is a Florida corporation organized in 1990. The Company's principal offices are located at, and its mailing address is, 111 S. Monroe Street, Tallahassee, Florida 32304. Its telephone number is (904) 222-4600. As of December 31, 1995, on a consolidated basis, the Company had assets of approximately $124 million and stockholders' equity of approximately $6.5 million.

         The Company is the sole shareholder of Guaranty National Bank of Tallahassee (the "Bank"). The Bank was chartered under federal law in 1986. The Company acquired the Bank in a stock exchange between the Company and the Bank in 1990. The Bank's address is 1706 West Tennessee Street, Tallahassee, Florida 32304.


         In 1990, the Bank opened its first branch office. In January 1992, the Bank acquired the branch office and deposits of Anchor Savings Bank, FSB, located on Ocala Road in Tallahassee. In 1993, the Bank acquired three other Tallahassee branch offices of Anchor in two transactions. During 1994, the Bank opened a branch in south Tallahassee. Accordingly, the Bank has seven offices in Tallahassee at this time. This is the Bank's principal distribution method for its products and services.

     B.  Business of the Company

         The Bank is a full-service commercial bank, without trust powers. It offers a full range of interest bearing and non-interest bearing deposit accounts, including commercial and consumer checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, public fund accounts, regular interest bearing savings accounts, certificates of deposit, and most types of loans, including commercial loans, real estate loans, consumer direct/indirect installment loans and VISA/MasterCard loans. In addition, the Bank provides such consumer services as safe deposit boxes, custodial services, notary services, incoming and outgoing collections, travelers checks, U.S. Bonds, money orders, cashiers checks, wire transfer services, coupon collection, night depository service, and automated teller services.

         The primary service area of the bank generally encompasses the City of Tallahassee in Leon County, Florida.

         Tallahassee is a relatively slow growth market compared to other major Florida markets and is the state capital and the location of Florida State and Florida A&M Universities, and
Tallahassee Community College. Government and related entities are the principal employers and accordingly, management believes that the local economy is relatively insulated from cyclical microeconomic phenomena.

         The commercial banking and financial services industries are extremely competitive in the Bank's market area. The Bank faces direct competition both in attracting deposits and making loans from approximately 30 financial institutions, including commercial banks, savings institutions and credit unions located in its principal market area. The commercial banks in its market area include many large institutions which have greater financial and marketing resources available to them than are available to the Bank. Most of these offices are branches of banks affiliated with major bank holding companies headquartered in North Carolina, Georgia, Alabama, and other areas of Florida. Further, competition is provided by financial institutions located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds.

         The Bank competes for deposits through the interest rates it pays and the quality of services offered and competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides.

         Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. Accordingly, the Company's principal products and services are reviewed by these governmental agencies. The Company is not aware of any of its products or services being viewed by any of these agencies as not being in compliance with applicable law. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

         Subsequent to year end, the Bank entered into a formal agreement with its primary federal regulator, the Office of the Comptroller of the Currency. The agreement, dated as of March 7, 1996, provides that the Bank will develop a profit plan and a capital plan, employ a management consultant, review its loan loss reserve and reserve policy, revise and implement its asset/liability management policy, correct any violations of law, and amend the Bank's call reports. Generally, management expects to achieve compliance with the agreement on a timely basis; however, the agreement calls for the achievement of certain capital ratios by August 31, 1996. The ratios are as follows: Tier 1 (leverage), 5.0%; Tier 1 to risk weighted assets, 8.0%; and, total capital to risk weighted assets, 10.0%. The Bank is not in compliance with these ratios at year end, 1995 or at the date of this filing. Management's plans to achieve these ratios on a timely basis is discussed in the "Management's Discussion and Analysis" section.

         At December 31, 1995, the Bank had 62 full-time employees (including 17 officers), and 17 part-time employees. The Bank considers its relationship with its employees to be excellent. The Bank will hire additional persons as needed on a full-time and part-time basis, including tellers and customer service representatives. The Bank provides employee benefits programs, including group life, health and dental insurance, and paid vacations and sick leave for its employees. Certain of the officers of the Company are also officers of the Bank. The Company has no employees other than such officers.

         During the last two fiscal years, there have been no material expenditures on research and development activities or compliance with environmental laws.


     C.  Periodic Filing Status

         The Company has not timely made its periodic filings with the Securities and Exchange Commission. Accordingly, readers should also refer to the Company's filings on Form 10-QSB for the periods ending March 31, June 30 and September 30, 1996.

Item 2.  Description of Property.

     The main office of the Bank is located in an office building at 1706 West Tennessee Street, Tallahassee, Florida. The premises contain approximately 7,000 square feet of office space. This facility is owned by the Bank in fee simple without any material mortgages, liens or encumbrances against it.

     The Bank's other locations, whether the property is owned or leased, and size in square feet are summarized on the table below:


     Location                                  Owned/Leased     Square Footage

     Main Bank
     1706 W. Tennessee Street                        Owned            7,080

     Northeast Branch
     1827 Capital Circle, N.E.                       Leased           5,194

     Ocala Road Branch
     111 Ocala Road                                  Leased           1,784

     Northside Branch
     2437 N. Monroe Street                           Leased           4,081

     Downtown Branch
     111 S. Monroe Street                            Leased          11,808

     Eastside Branch
     345 S. Magnolia Street                          Leased           2,321

     S. Monroe Branch & Operations Center
     2613 S. Monroe Street                           Leased           9,868

     In the opinion of management, the above-described properties are adequately covered by insurance and in good condition for use as banking offices.

     Other than as incidental to its business, there is no policy to invest in any type of real estate except through the issuance of real estate loans, both residential and commercial.

     The Company conducts, through the Bank, a full complement of lending activities, including commercial, real estate, consumer installment and VISA/Mastercard loans. There are three primary types of loans in the Bank's portfolio: commercial, real estate and consumer.

     The commercial loan portfolio consists mainly of loans to individuals, partnerships and corporate borrowers for a variety of purposes, including term and working capital loans. Commercial loan underwriting is based on an analysis of borrower's ability to service the debt, the business prospects of the enterprise, and appropriate collateralization by assets of the enterprise or its owners. The majority of these loans are structured with maximum maturity periods of one year and reprice daily or at least annually.

     The Bank's real estate loans consist of residential and commercial first mortgage loans, second mortgage financing, and construction loans. The Bank's underwriting criteria depend on the type of real estate loans. Residential first mortgage loans are limited to maturities of fifteen years or less and commercial mortgage loans are structured with repricing features no greater than three years, thereby reducing the interest rate risks sometimes associated with real estate lending. All FNMA/FHLMC guidelines apply to single family residential mortgage loans with maximum loan amounts of $203,150 and 90% maximum loan to value ratios required. All amounts over 80% require private mortgage insurance coverage. Commercial real estate loans are limited to 75% loan to value ratios as required by regulatory limitations contained in 12 C.F.R. 34. Construction loans make up a small percentage of the total real estate loan portfolio (currently less than five percent) and generally reprice at conversion to permanent adjustable rate financing.

     The Bank's consumer loan portfolio consists primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals on a direct and indirect basis. This category also includes VISA/MasterCard loans. Consumer loans are underwritten primarily on the borrower's ability to service the loan out of income. This category of loans also includes loans secured by mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. These home equity loans are limited to 80% loan to value, including other debt on the residence.

     Each kind of loan presents different risks depending on the borrowing collateral, if any, and repayment and repricing features. Loans which are unsecured, like some consumer loans, rely solely on the borrower for repayment of the loans. The risks associated with consumer loans includes accelerated deterioration in the value of the underlying collateral for such loans and historical industry trends which indicate consumer loans may be slower paying loans, especially in an inflationary or recessionary economic environment. These loans are generally repaid from employment income sources of the consumer. If employment of the consumer is hampered in any way, the risk is high the loan will not be repaid in full from the sale of the underlying collateral. Loans collateralized by real estate are partially dependent on the value of the collateral, which may be illiquid, if the borrower fails to repay the loan. Generally, commercial real estate is believed to be less liquid than residential real estate. Construction loans present a risk in that the collateral, if construction is not completed, are particularly illiquid. Loans with longer repayment terms, such as 15-year mortgages, allow borrowers more time to develop financial difficulties. Commercial loans typically become troubled in times of industry or regional economic downturns. Repricing features of loans affect interest rate risk in that the Bank's costs of funding may increase more rapidly than the Bank's ability to reprice its loan, especially in periods of rising interest rates.

Item 3.  Legal Proceedings.

     The Company is not aware of any pending legal proceedings, other than routine litigation incidental to the business of the Bank, to which the Bank is a party or to which any of its properties is subject. The Company is aware of no pending legal proceedings to which it is a party.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the holders of the Company's Common Stock, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1995.

                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

     The Company has only one class of common stock outstanding.
There is no public trading market. There are approximately 127 shareholders of record.

     On August 3, 1995, the Company completed the sale of 48,435 shares of its common stock in the amount of $968,700, in a registered offering under the Securities Act of 1933.

     Incentive stock options have been granted to certain officers at prices ranging from $10 to $17 per share. At December 31, 1995, there were employee options outstanding which could result in the purchase of up to 63,282 shares of the Company's common stock, all of which were immediately exercisable. There are no warrants on, or other securities convertible into, the Company's common stock.

     The Company has not agreed to register under the Securities Act any stock to be sold by its holders. Because the Company is voluntarily registered under the Securities Exchange Act of 1934, certain of its unregistered shares could be sold under Rule 144 of the Securities Act of 1933 if certain conditions were met. However, in the absence of a market maker to match buyers and sellers, among other reasons, Rule 144 is not presently available to holders of the Company's unregistered shares.

     Beginning in the second quarter of 1994, the Company paid a quarterly dividend of 5 cents per share to shareholders of record. For the second quarter of 1995, dividends were suspended. While the Board of Directors of the Company intended that the dividend payments mark the institution of regular quarterly dividends, there can be no assurances that the Company will have sufficient financial resources to return in the future to a program of regular dividend payments.

     The amount of any cash dividend is within the discretion of the Board of Directors and will depend, among other matters, upon the earnings and financial condition of the Company, as well as upon any applicable statutory constraints. As of December 31, 1995, the Bank accounted for approximately 95% of the Company's consolidated assets. The Company derives substantially all of its income from dividends received from the Bank. The Company's cash needs to date have been substantially fulfilled by capital contributions and the sale of common stock. Various statutory provisions limit the amount of dividends the Bank may pay to the Company without regulatory approval. At present, the Bank may not pay dividends to the Company. In addition, federal statutes restrict the ability of the Bank to make loans to the Company.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation of Evergreen
         Bancshares, Inc.

Details regarding the Company's financial performance are presented in the following discussion, which should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere.

Background Information

Evergreen Bancshares, Inc. (the "Company") commenced operations on June 6, 1990, by the acquisition of all of the issued and outstanding stock of its wholly-owned subsidiary, Guaranty National Bank of Tallahassee (the "Bank"). The Company has undergone substantial changes in the last four years, beginning with the establishment of a de novo branch office of the Bank in June, 1990; the acquisition of the University Office of Anchor Savings Bank, FSB ("Anchor") in 1992; and the acquisitions in 1993 of the three remaining offices of Anchor located in Tallahassee. In the three acquisitions, which were accounted for under the purchase method of accounting, the Company assumed the deposit liabilities while acquiring very few loans.

The impact on the financial condition of the Company of the purchase acquisitions undertaken during 1992 and 1993 is summarized as follows:

                                                        Total
                                         Assets         Loans       Deposits

  Increase in first quarter 1992
  resulting from acquisition of
  the University Office               $10,340,905     $  8,367     $10,339,121

  Total 1992                          $10,340,905     $  8,367     $10,339,121

  Increase in second quarter 1993
  resulting from acquisition of
  the Northside Office                $24,342,118     $ 80,548     $24,320,659

  Increase in fourth quarter 1993
  resulting from acquisition of
  the Downtown and Magnolia Offices    54,962,773      195,570      55,929,663

  Total 1993                          $79,304,891     $276,118     $80,250,322


The Company paid premiums totaling approximately $2.6 million for the Anchor deposit acquisitions in 1992 and 1993. The premiums are being amortized over the estimated lives of the related deposits, considering current and estimated future customer attrition, which is estimated to be 8 years.

On August 3, 1995 the Company issued and sold 52,868 shares of common stock at $20.00 per share under terms of an initial public offering. Net proceeds to the Company after recognizing underwriting and other related costs were $928,895. The Company used $700,000 of the net proceeds to purchase an additional 70,000 of shares of its wholly-owned subsidiary, the Bank.

Subsequent to year-end 1995, the Bank entered into a Formal Agreement with its primary federal regulator, the Office of the Comptroller of the Currency. The Formal Agreement is the Bank's written commitment to take certain actions requested by the OCC.
In particular, the Formal Agreement provides that the Bank will: develop a profit plan to improve the Bank's earnings; develop a three-year capital program, including meeting certain regulatory capital ratios (discussed below); employ an outside consultant to review and report on the current management and board supervision of the Bank; submit a plan of implementation of the management consultant's recommendations; revise and improve the Bank's procedures for maintaining its allowance for loan losses; adjust and revise the Bank's asset and liability management policy; correct any violations of the law, rule or regulation; refile call reports for the first three quarters of 1995; and ensure the accuracy of all future regulatory reports filed by the Bank. The Formal Agreement requires payment of these requirements. Nevertheless, the failure to comply with the requirements under the Formal Agreement may result in the levy of civil money penalties against the Bank and/or its directors, the removal of officers and/or directors, or the institution of cease and desist proceedings against the Bank and/or its directors.

In the opinion of Management, the most important area of the Formal Agreement relates to the achievement of certain prescribed capital ratios no later than August 31, 1996. Please see "VIII. Other
Issues - Capital Adequacy" for further discussion.

The independent auditors' report accompanying the consolidated financial statements contained herein indicate the consolidated financial statements have been prepared assuming the Company will continue as a going concern. The report further indicates the recurring losses from operations and the failure of the Bank to meet certain capital ratios required by Federal banking agencies raise substantial doubt about the Company's ability to continue as a going concern. Note 2 to the consolidated financial statements includes a description of Management's plans to mitigate the prospects of the Company not continuing as a going concern. Additional information on Management's plan is contained at "Management's Strategy to Improve Results," infra. The auditors' conclusion is not a prediction that the Company will not continue as a going concern, nor should the absence of such a conclusion in future audits be taken as an assurance of an entity's ability to continue as a going concern.

SELECTED FINANCIAL DATA

Selected financial data of the Company is presented below for the twelve month periods ended December 31, 1995 and 1994. They are derived from audited consolidated financial statements of the Company. All adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present a fair statement of the results for the interim periods have been made. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.


                   RESULTS OF OPERATIONS TABLE
                                                       For the Years Ended
                                                           December 31,

                                                      1995             1994
     Consolidated Statement of
     Operations Data:

     Total interest income                        $  8,891,639     $  7,262,013

     Total interest expense                          5,851,742        3,751,917

     Net interest income                             3,039,897        3,510,096

     Provision for loan losses                         735,000          155,474
     Non-interest income                               682,250          713,113
     Non-interest expense                            5,506,063        4,435,320

     Net Loss                                     $< 2,548,405>    $<   236,974>

     Net Income per common share                  $<      2.87>    $<      0.27>
     Weighted average number of
        shares outstanding                             916,102          870,930


     Consolidated Balance Sheet Data:                  As of December 31,

                                                      1995            1994

     Investment Securities:
       Available-for-sale                         $ 36,877,731     $ 29,086,700
       Held to maturity                              7,807,136       29,834,922
     Total Loans - Gross                            61,609,137       59,438,897
     Total Assets                                  124,401,405      129,327,585
     Total Deposits                                117,192,363      105,357,079

     Shareholders' equity                         $  6,559,232     $  7,273,445

     Bank Capital Ratios:

     Tier 1 capital                                       7.90%           10.16%
     Total risk-based capital                             8.69%           10.53%
     Leverage ratio                                       4.08%            6.45%

     Asset Quality Ratios:

     Allowance for loan losses
        to gross loans                                    0.82%            0.37%
     Allowance for loan losses
        to non-performing loans                            457%             163%
     Non-performing loans to
        gross loans                                       0.18%            0.23%
     Non-performing loans to
        total assets                                      0.09%            0.11%


On August 3, 1995, the Company issued and sold 52,868 shares of common stock at $20.00 per share under terms of an initial public offering. Net proceeds to the Company after recognizing underwriting and other related costs were $928,895. The Company used $700,000 of the net proceeds to purchase an additional 70,000 shares of its wholly-owned subsidiary, Guaranty National Bank, at a price of $10.00 per share. The Company's principal business activity is conducted by its only subsidiary, Guaranty National Bank of Tallahassee.

The Bank operates by attracting deposits from the general public and using such funds to invest in consumer, residential real estate, credit card and commercial loans, as well as investment securities. The Bank's revenues are derived principally from interest earned on loans and investments and from service charges assessed on deposit accounts, while the Bank's major expenses are interest paid on deposits and salary and benefits expense. During 1992 and 1993, Management undertook a strategic initiative which provided for the expansion of its banking operations and markets through branch office acquisitions and additional branch openings. In this connection, certain initial outlays were required to fund the opening of each facility, including the investment in premises and equipment, staffing, and promotional activities. While it is anticipated that interest income will increase commensurate with the increase in interest expense upon the acquisition of the related deposits, non-interest expense will generally be disproportionately higher until such time as the volume of deposits and associated net interest income is sufficient to cover these costs, and funds are re-invested in higher yielding assets such as loans. The Bank's results of operations depend primarily on the level of net interest income, which is the difference between interest earnings on loans and investments, and interest expense incurred on deposits and other borrowings. Net interest income is dependent upon the yields received on interest earning-assets and rates paid on interest-bearing liabilities. Changes in net interest income are caused by changes in the interest rates earned or paid and by volume changes in loans, investment securities, federal funds sold and deposits.

Additionally, the mix of earning assets, on an average basis, changed to include a greater portion of loans, which generate higher yields than investment securities. Growth in the volume of interest earning assets, rather than changes in interest rates, was the primary contributor to the increase in interest income in 1993.

The following discussion focuses on significant changes in the financial condition and results of operations of the Company and the Bank. This discussion and analysis should be read in conjunction with the consolidated financial statements of the Company.

Summary of Financial Performance and Results of Operation

Operating results for 1995 were unsatisfactory. Losses resulted principally from three activities: (1) losses related to two data processing conversions, (2) inadequate interest margin, and (3) increased provisions for potential loan losses. These losses in combination eliminated the possible tax benefits from the holdings of tax free municipal securities and that portfolio was liquidated in the 4th quarter of 1995 at no loss to the Bank as discussed in the Investment Portfolio section of this analysis. As a result of the matters discussed above the Company reported a net loss for the year 1995 of $2,548,403 or $2.87 per share compared to a net loss of $236,974 or $ .27 per share for the year 1994.

The two key measures of profitability in the banking industry are return on average equity (ROE) and return on average assets (ROA). Return on equity was (36.5)% in 1995 compared to (3.06)% in 1994 and 5.43% in 1993. Return on assets declined to (1.93)% in 1995 from (0.19)% in 1994 and 0.47% in 1993.


Statement of Condition

At December 31, 1995 the Company reported total assets of $124,401,405 compared to $129,327,585 at the end of 1994 and
$124,371,123 at the end of 1993. Average total assets were $131,823,000 in 1995 verses $122,133,000 in 1994 and $71,373,000 in
1993. The acquisition of three Anchor offices in May and November 1993 is the primary reason for the increase in average assets between the years 1993 and 1994.

Net Interest Margin

Net interest margin narrowed in 1995. Despite an increase in interest income in 1995, net income for the year declined reflecting lower non-interest revenues, an increase in non-interest expenses, and the higher provision for loan losses. The lower net interest margins were the result of narrowing margins between earnings on assets and interest on interest bearing liabilities.

Provisions for Potential Loan Losses

In addition the 1995 results were negatively impacted by a $735,000 evaluation reserve for possible loan losses which is discussed further in the Reserve for Loan Losses section of this analysis.

Management's Strategy to Improve Results

The Company's mission is to be a sound, efficient, and profitable financial services Company with a professional staff committed to maximizing shareholder value by structuring and delivering quality services that attract customers and satisfy their needs and preferences. Management's goals, in concert with its acquisition plan to acquire the deposit liabilities of Anchor Savings Bank, has been to maintain profitability and a strong capital position. The Company seeks to accomplish this goal by pursuing the following strategies: (1) improving asset quality, (2) emphasizing lending in the one to four family residential mortgage market, (3) controlling interest rate risk, and (4) controlling operating expenses and improving fee income. It is Management's intent to continue to employ these strategies in the future.
The Company operates out of its seven full service offices in Tallahassee. Managing deposit pricing and controlling asset growth after a period of rapid asset growth is a primary management objective. The Company is presently pursuing a tightly controlled growth strategy which is designed to result in an improved capital to assets ratio. The Company manages its deposit account pricing based on current interest rate trends in both the U.S. Treasury market and local competitors rates. Traditionally the Company has set its deposit rates at levels between the deposit rates offered at commercial banks and savings institutions.

     (1) Improving Asset Quality - The Company remains focused on maintaining its asset quality. At December 31, 1995 the Company's non-performing assets as a percentage of total assets amounted to .089% compared to .049% and .034% at the end of fiscal 1994 and 1993 respectively. Management believes that the solid asset quality of the Company's loan portfolio since 1993 is due primarily to the Company's collection efforts and conservative lending policies.

     (2) Real Estate Lending - The Company has emphasized and plans to continue to emphasize making traditional one to four family mortgage loans in its primary market areas.

     (3) Controlling Interest Rate Risk - The Company's policy is to maintain a balance between interest earning assets and interest bearing liabilities such that its cumulative one year gap ratio is within the range of negative and positive 15% of total assets. The Company has implemented policies designed to reduce its exposure to interest rate risk through the origination of adjustable rate mortgages "ARM" loans in its real estate loan portfolio. Management believes that although investment in ARM loans may reduce short term profits below that which may be obtainable through investment in fixed rate mortgage loans, an ARM loan portfolio reduces the Company's exposure to adverse interest rate fluctuation and enhances long term profitability. The Company also attempted to reduce its exposure to interest rate risk by managing the composition of its deposit portfolio through selective pricing of deposits. In its investment securities portfolio the Company has recently emphasized maintaining adequate liquidity particularly through the investment in short term instruments that generally do not exceed an average life of three years. This is consistent with the objective of reducing asset terms to better match liability repricing.

     (4) Controlling Operating Expenses and Improving Fee Income - The Company's loan origination/loan servicing, and deposit accounting operations are both labor intensive. Historically, the Company has sought to control operating expenses through a budget process which focuses on operating efficiencies. The operating expenses for the Company are reported monthly to the Board of Directors and major variances from the original budget are discussed. The Company has been able to limit the increase in overall compensation and benefit expense in recent years through these methods and Management believes the Company has achieved partial economies of scale in its loan origination and loan servicing operations as well as its "back room" operations. The Company has focused on increasing in level of its fee income. The Company conducts a survey of its competitors' fee structures during the year. Based on this survey and other factors, the Company adjusts its fee structure so that the Company's fees are in the mid range in the Company's market area. During 1994 and continuing into 1995, the rising interest rate environment impacted deposit balances. This resulted in a narrowing net interest margin with which to support the expense burden. In order to return to a satisfactory net interest margin level, several steps are being taken by Management: Management is actively involved in the soliciting and underwriting of new loans and secondly, Management is curtailing operating expenses across all areas of the Bank and reviewing product and service pricing.

                               I.

  Distribution of Assets, Liabilities, and Stockholders' Equity
            Interest Rates and Interest Differential

Net Interest Income

Net interest income, defined as the amount of revenue generated by earning assets reduced by the interest cost of funding those assets, is the principle source of earnings for the Company, constituting 31.8% of total net revenues in 1995, 44.0% in 1994, and 44.3% in 1993. Consequently, changes in the mix and volume of earning assets and interest bearing liabilities and their related yields and interest rates have a major impact on earnings. Net interest income for 1995 was $3,039 million, a decrease of 13.4% from the $3,510 million reported for 1994. In 1994 net interest income grew 50.6% from the $2,330 million reported for 1993. The improvement in net interest income for 1994 and 1993 was due to a higher volume of average earning assets during these years, and a shift in the mix to include a higher proportion of loans in 1995.


In 1995 average earning assets increased 1.24% while average loans grew 13.9% reflecting growth in both real estate and consumer loans. During the year average loans as a percent of average earning assets increased to 53.8% from 47.9% in 1994. The average rate of growth in loans during 1995 was 13.9% compared to an increase of 1.24% in earning assets. In 1994 the average rate of growth in loans was 63.1% compared to an increase of 15.8% in earning assets. Contributing to the higher level of earning assets in loans during this three year period was the completion of the three acquisitions of the Anchor Savings Bank offices. These acquisitions were accounted for as a purchase and added, on a combined basis, approximately $79.3 million in total assets in 1993. The growth in average earning assets in 1995 was funded by an increase in both deposits and borrowed funds.

Total average deposits, the Company's largest source of funding, increased 15.1% to $109,673 million in 1995. The increase in total deposits, which were primarily time deposits, was due to an active solicitation of deposits in the first quarter of 1995 in line with a plan to reduce the Bank's reliance on short term borrowed funds. The table below reflects the composition of earning assets at year end December 31, 1995, 1994 and 1993.

Another key factor in the determination of the level of net interest income is the net interest margin. The net interest margin is computed by dividing fully taxable equivalent net interest income by average earning assets, and measures how effectively the Bank utilizes its earning assets in relationship to the interest cost of funding them. The net interest margin was 2.6% in 1995 compared to 3.04% during 1994 and 2.36% in 1993.
Contributing to the decline in net interest margin during the three years was a narrowing in the net interest spread or the difference between the average rate earned on earning assets and the average rate paid for interest bearing liabilities. The net interest spread in 1995 was 2.28% versus 2.35% in 1994 and 3.77% in 1993.
The decrease in the net interest margin and spread during this period partially reflects the repricing and rate sensitivity characteristics of the Company's balance sheet, as well as the acquisition of the deposits in the Anchor transaction. In 1995, the rate of decline lessened compared to 1994 because of the generally declining interest rate environment through most of 1995 and actions taken in the 4th quarter of 1995 to reduce the Company's overall interest rate risk. Interest rates, after declining during the period 1990 through 1993, increased sharply in 1994. The prime rate increased from 6% to 8.5% and the Federal Reserve Bank's discount rate increased from 3% to 4.75%. The compression in the net interest margin and spread in 1994 was primarily the result of a 300 basis point increase in the general level of interest rates during the year. Management anticipates a stable net interest margin during 1996 compared to the level experienced in 1995 and 1994; provided the economy continues to grow at a moderate pace and interest rates remain relatively stable. An analysis of the Company's net interest income including average yields and rates is presented in the tables below.



                                                  1995                              1994
                                     ______________________________    ______________________________
                                                           Average                              Average
                                               Interest     Rates                    Interest    Rates
                                    Average     Income/    Earned/       Average     Income/    Earned/
                                    Balance     Expense     Paid         Balance     Expense     Paid
                                                           (Amounts in Thousands)

Earning Assets
Loans (2) . . . . . . . . . .     $  63,645     $ 5,466     8.59%       $  46,664     $ 3,850     8.25%
Investment Securities:
  Taxable Income  . . . . . .        47,083       2,858     6.07%          54,369       2,853     5.25%
  Non-Taxable Income (1)  . .         8,104         384     4.74%           8,758         639     7.30%
Federal funds sold  . . . . .         1,988         160     8.05%           2,630          98     3.73%

  Total earning assets  . . .       120,820       8,868     7.34%         112,421       7,440     6.62%

Allowance for loan losses . .      <    312>                             <    223>
Cash and due from banks . . .          4,468                                4,079
Bank premises and
  equipment, net  . . . . . .         1,747                                 1,571
Other assets  . . . . . . . .         5,100                                 4,255

  Total Assets  . . . . . . .     $ 131,823                             $ 122,103

Interest Bearing
  Liabilities

Interest bearing
  deposits:
  NOW accounts  . . . . . . .     $   7,694         167     2.17%       $   7,985         173     2.17%
  Savings deposits  . . . . .         9,434         220     2.33%          13,378         371     2.78%
  Money market accounts . . .         8,751         274     3.13%          11,999         336     2.80%
  Certificates and
    other time deposits . . .        82,448       4,708     5.71%          67,447       2,607     3.87%

  Total Interest bearing
    deposits                      $ 108,327       5,369     4.96%       $ 100,809       3,487     3.46%

  Other Borrowings                    6,565         482     7.34%           5,705         265     4.65%

  Total Interest
    Bearing
    Liabilities . . . . . . .       114,892       5,851     5.09%         106,514       3,752     3.52%

Non-interest bearing
  demand deposits                     8,800                                 7,295
Other liabilities                       750                                   570
Shareholders' equity  . . . .         7,381                                 7,724

  Total Liabilities and
    Shareholders' Equity  . .      $ 131,823                            $ 122,103

Net Interest Income
  and Spread                       $   3,017       2.25%                $   3,688        3.10%

Net Yield on Earning
  Assets  . . . . . . . .                          2.28%                                 3.28%


____________________

(1) Interest income related to tax-exempt securities exempt from federal income tax is stated on a taxable equivalent basis, assuming a 34% tax rate.

(2)  Nonaccrual loans are included in the average loan balance.
Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.



                                               1995 Versus 1994                 1994 Versus 1993
                                              Variance Due to (1)              Variance Due to (1)
                                                                  Net                               Net
                                           Rate      Volume      Change      Rate       Volume     Change


Interest Income:
  Loans (2) .......................     $   215       1,401       1,616    $<   337>    $  1,269    $    932
  Investment Securities:
    Taxable Income ................         386      <  381>          5         144        1,400       1,544
    Non-taxable income (2) ........      <  208>     <   47>     <  255>         15          432         447
    Federal funds sold ............          86      <   24>         62     <    4>      <   62>     <   66>

      Total interest income .......         479         949       1,428     <  182>       3,039       2,857

Interest Expense:
  Interest bearing deposits:
    NOW accounts ..................           0      <    6>     <    6>    <    8>          72          64
    Savings deposits ..............      <   42>     <  109>     <  151>    <   34>      <    9>     <   43>
    Money market accounts .........          29      <   91>     <   62>         2          162         164
    Certificates and other time
      deposits ....................       1,517         584       2,101     <  153>       1,256       1,103
  Other Borrowings ................                                                         265         265

      Total interest expense ......       1,504         378       1,882     <  193>       1,746       1,553

Net Interest Income                      <1,025>        571      <  454>   $    11      $ 1,293     $ 1,304

____________________

(1) The mix variance, not separately stated, has been proportionately allocated to the rate and volume variances based on their absolute dollar amount.

(2) Interest income related to tax-exempt securities exempt from federal income tax is stated on a taxable equivalent basis, assuming a 34% tax rate.


Non-Interest Revenues

Non-interest revenues decreased $30,863 or 4.33% in 1995 compared with a $22,704 or 3.1% decrease in 1994. Factors affecting non-interest revenues are discussed below. Net gains from the sale of securities recognized during 1995 fell to zero versus a gain of $25,663 in 1994. Service charges on deposit accounts increased $25,912 or 14.4% in 1995 compared to an increase of $25,530 or 16.5% in 1994. Service charge revenues in any given year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. Both the number of accounts and activity subject to service charges declined in 1995. The largest single category of non-interest revenues were service charges on deposit accounts including NSF fees. Also contributing to the decline in total non-interest revenues during 1995 were declines in investment services income. Investment services income decreased $31,112 in 1995 primarily due to Management's decision to change the third party provider of mutual funds. Rising interest rates and increased instability in the bond market were the primary reasons for the decline in investment services income. Management expects on a recurring basis total non-interest revenues in 1996 to exceed the levels reported in 1995. The primary reasons include a continued emphasis on sales and service quality, higher levels of transaction volumes particularly on products to be introduced during 1996 as well as enhancements in data processing capability. The table following the next section reflects non-interest revenue (and non-interest expense) performance of the Bank during the years ended December 31, 1995, 1994 and 1993 by category. Non-interest income as a percentage of average earning assets represented 0.58% in 1995 compared to 0.62% in 1994 and 0.74% in 1993.

Non-Interest Expense

Each of the major categories of non-interest expenses for 1994 through 1995 is shown in the income statement contained in the financial statements.

Non-interest expenses for 1995 were $5,506,063, an increase of $1,070,743 or 24% over 1994 compared with an increase of $1,934,104 or 77% in 1993. The most significant factor impacting the Company's non-interest expense during 1995 was costs associated with the Company's data processing expense. The Company experienced an increase of $517,665 or 72% over 1994 in other operating expenses which were primarily related to ancillary costs associated with the conversion. The largest category of non-interest expenses is salaries and benefits expense. These costs increased in 1995 to $1,690,291 or 14% from the level reported for 1994. The higher expense reflects an approximate 8 person or 13.33% increase in the number of officers and employees at the end of 1995 compared to year end 1994. Employee benefits as reported in 1995 were $118,491, a decrease of 18.55% over 1994. Management expects employee salary and benefits to increase at a slightly faster rate in 1996 due to the addition of several officer and staff personnel in line with the Company's 1996 Management Plan. These increases will be made to remain competitive, to continue to attract more qualified personnel and to meet conditions of the Formal Agreement with the OCC regarding middle management and staffing. During 1994 salaries, wages and benefits increased as the result of the addition of a number of new officers to the staff and the establishment of a company 401K plan. Net Occupancy Expense, which includes furniture, fixtures and equipment expense, was $838,239 in 1995 compared to $822,631 in 1994, an increase of $15,608 or 1.90%.

A large volume of unreconciled items accumulated during 1994 and 1995. As a result, significant resources were committed to clearing these outstanding items in 1995. At the request of the Board of Directors, the Company's auditors reviewed these areas of the Bank in the 2nd quarter of 1995 to determine the adequacy of internal controls and procedures. Based upon their findings, Management implemented additional internal control and procedures in the 3rd quarter of 1995. All accounts now have established frequencies of reconcilement in addition to procedures for timely clearing of outstanding items.

During 1994 the Company undertook building renovations, expanded its operations center and acquired an additional banking location. Depreciation, maintenance and repairs and other cost associated with the new and existing facilities were the primary expense categories contributing to the overall increases in both 1995 and 1994. Occupancy expenses are expected to increase at a slightly higher rate in the future because of the Company's obligation under a series of leases for its branch locations. Other non-interest expense increased $483,134 or 26% in 1995 compared to an increase of $826,986 or 82% in 1994. The increase in 1994 was attributable to reorganization of the Company's offices and substantially higher data processing expense as a result of the conversion of the data processing facilities. FDIC deposit insurance premiums decreased $6,539 or 2.95% in 1995 due to a decrease in the ratio implemented by the FDIC.
At December 31, 1995 approximately 20.4% of the Company's assessment deposit base was insured by the Bank Insurance Fund
(BIF) the remaining 79.6% of the assessment deposit base is insured by the Savings Association Insurance Fund (SAIF), whose rates were not lowered during 1995. In November, 1995, the FDIC reduced the premium rate on BIF insured deposits for most banks to zero beginning in 1996. Under the FDIC's rules, the Bank's insurance premium rate on BIF insured deposits was not reduced. In September of 1996, the U.S. Congress proposed legislation which would charge a special one time assessment on insured deposits to recapitalize the SAIF to its statutory mandated minimum designated reserve ratio of 1.25%. The assessment rate is approximately $0.65 per $100.00 of SAIF-insured deposits. The FDIC has exempted the Bank from payment of the special assessment. The Bank will continue to pay higher semi-annual assessments than those institutions which pay the special assessment.

Certain other operating expenses in 1995 decreased $143,360 or 26.2%. Included in the decrease was a $86,112 decrease in the amortization of the core deposit intangible associated with the Anchor acquisitions, as a result of the reclassification of approximately $310,000 from intangible core deposit premiums to premises and equipment to record the fair market value of the Anchor branch facility acquired in 1993. Also, professional services expense decreased $57,248 or 25.8% in 1995 due to decreased expansion activity. Management anticipates that expenses associated with professional services will continue to decline in 1996. Non-credit operational losses increased $119,696 due to increased activity and volume of transactions during 1994.

Provision for Loan Losses

Management performs a quarterly review and analysis of the allowance for loan losses. A specific reserve is provided for on all classified loans and a general reserve is provided for on all other loans. Provisions for loan losses in 1995 totaled $735,000, a $579,526 increase or 372.8% from the $155,474 reported in 1994 and $23,474 higher than the $132,000 reported in 1993. At the same time net loan charge-offs increased in 1995 to $439,264 from $174,694 in 1994 and $66,902 in 1993. The increase in the provision for loan losses and net charge-offs over the last two years generally reflect higher levels of credit risk in the consumer loan portfolio primarily due to aging of the portfolio and the emerging weaknesses in the consumer sector, combined with aggressive marketing initiatives to develop consumer installment loan business in 1994 and 1995. Measured as a percentage of loans, net charge-offs increased during the previous two years.
Management expects loan losses to continue to rise in 1996 both in absolute terms and measured as a percentage of average loans. The exact amount of the increase cannot be determined, however, one of the primary factors affecting the magnitude of the increase is the continuing shift in the mix of the loan portfolio to include a greater proportion of commercial and commercial real estate loans. In addition, other factors include anticipated further weakness in the consumer sector during 1996 and continuation of aggressive marketing programs to develop new business, principally in the area of commercial and credit card loans.

Further discussion of asset quality trends may be found in the section of this report entitled "III. Loan Portfolio." Management considers the allowance for loan losses at December 31, 1995 to be adequate based on the current level of non-performing loans and the potential for loss inherent in the portfolio at year end.

Income Taxes

In 1995, the Company recorded income tax of $29,489 and a tax benefit of $130,611 in 1994. Despite 1995's large loss, the Company did not record an income tax benefit in view of its then-uncertain earnings prospect.


Statement of Condition Discussion

At December 31, 1995, the Company reported total assets of $121,401,405 compared to $129,327,585 at the end of 1994, and
$124,371,123 at the end of 1993. Average total assets were $131,828,000 in 1995 versus $121,123,000 in 1994 and $105,476,000 in 1993. The acquisition of three Anchor offices in May and November 1993 is the primary reason for the increase in average assets between the years 1993 and 1994.

Earning Assets

In the banking industry, the predominate earning assets are loans and investment securities. The proportion of earning assets to total assets generally measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. In 1995 earning assets were 91.7% of total average assets compared to 92.1% in 1994 and 94.4% in 1993. The decrease in 1995 is primarily a reflection of the movement of other earning assets between the categories of loans, investment securities and federal funds sold. During 1993 and 1994 and continuing into the 1st quarter of 1995, investment securities were the largest single category of earning assets for the Company. At December 31, 1995 loans, net of unearned income totaled $61,453, an increase of 3.7% from the $59,256 reported at the end of 1994.

Capital

At December 31, 1995, the Company reported total equity (including net unrealized losses on investment securities) of $6,559,232 as compared to $7,273,445 at year end 1994, a reduction of 11%. Total equity (not including net unrealized losses on investment securities) declined from $8,374,422 at year end 1994 to $6,754,912 at year end 1995. See generally "VIII. Other Issues - Capital Adequacy."

                                  II.

                          Investment Portfolio

During 1993, the Company acquired by purchase a significant volume of investment securities as a result of the acquisitions of the deposit liabilities of three Anchor branch offices. The investment portfolio is comprised of U.S. Treasury or other U.S. government agency obligations, and government agency issued mortgage backed securities.

Investment Securities

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115"), which addresses the accounting and reporting for certain investments in debt and equity securities. This Statement requires that only debt securities that the Company has the positive intent and ability to hold to maturity be classified as held to maturity and reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are required to be classified as trading securities and reported at fair value with unrealized gains and losses reflected in the statement of income. All other securities are required to be classified as available-for-sale securities and reported at fair value with unrealized gains and losses net of taxes reflected as a separate component of shareholders' equity until realized.

The effect of adopting SFAS No. 115 effective January 1, 1994 was to reduce to shareholders' equity by $82,730, net of deferred income taxes.

Realized gains or losses on disposition of investment securities are recorded on the trade date and are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

During 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investment in Debt and Equity Securities," which permitted financial institutions a one-time opportunity to reassess the appropriateness of all investment security classifications and to transfer securities classified as held to maturity to available for sale without calling into question Management's intent to hold other investments to maturity in the future. Accordingly, the Company transferred all of its U.S. Treasury securities and municipal securities and a portion of its mortgage-backed securities with an unamortized cost of $20,841,536 to available for sale in December 1995. The unrealized gain related to this transfer was $264,875.

Investments are carried on the consolidated balance sheet dated December 31, 1995 at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. The following table presents information, on the basis of selected maturity, about the composition of the Company's investment portfolio as of December 31, 1995 and 1994.

                                  As of December 31, 1995         As of December 31, 1994

                                               Estimated                   Estimated   Taxable
                                   Amortized     Fair         Amortized      Fair     Equivalent
                                     Cost        Value          Cost         Value      Yield
                                                         (Amounts in Thousands)
Available for Sale:
  U.S. Treasury:
    Within one year ..........     $ 1,018     $ 1,013         $           $
    One to five years ........       3,029       3,024           4,084       3,834      4.97%

      Total ..................       4,047       4,037           4,084       3,834      4.97%
  FNMA, FHLMC, GNMA and
    Small Business Assoc.
    mortgage-backed
    securities:
    Within one year ..........      13,537      13,530
    One to five years ........      13,633      13,603           6,373       6,028      5.95%
    Five to ten years ........
    Over ten years ...........      15,323      15,058          19,426      18,263      6.30%

  Total debt securities ......      36,540      36,228          25,800      24,291      6.22%
  Equity securities ..........         630         650             961         961      6.12%

    Total available-for-sale
      securities .............      37,190      36,878         $30,844     $29,087      6.05%

Held to Maturity:
  U.S. Treasury securities:
    One to five years ........     $           $
    Five to ten years ........       _____       _____           7,373       6,449      5.60%

      Total ..................                                   7,373       6,449      5.60%
  FNMA, FHLMC, GNMA and
    Small Business Assoc.
    mortgage-backed
    securities:
    Within one year ..........     $           $               $           $
    One to five years ........       7,807       7,712           8,727       8,000      5.04%
    Five to ten years ........
    Over ten years ...........     $                           $ 5,273       4,785      6.49%

      Total ..................       7,807       7,712          14,000      12,785      5.86%
  Municipal securities (1):
    Within one year ..........     $           $               $           $
    One to five years ........                                     355         354      8.18%
    Five to ten years ........                                   4,507       4,042      7.71%
    Over ten years ...........                                   3,600       3,281      6.92%

      Total ..................                                   8,462       7,677      7.35%

  Total debt securities ......       7,807       7,712          29,835      26,911      6.22%
  Equity securities ..........           0           0

    Total held-to-maturity
      securities .............     $ 7,807     $ 7,712         $29,835     $26,911


(1) Yields related to state, county and municipal securities are stated on a taxable equivalent basis, assuming a 34% tax rate.

(2) Distribution of maturities for mortgage-backed securities is based on expected cash flows which may be different from the contractual terms.


Quality Rating of Securities

Current regulatory credit guidelines call for all purchases of securities for the investment portfolio to be rated investment grade by Moody's or Standard & Poor's. Securities backed by the U.S. government and its agencies, both on a direct and indirect basis, represented approximately 51% of the investment portfolio at December 31, 1995. All mortgage-backed securities are AAA rated.


                                III.

                           Loan Portfolio

The majority of the Bank's loans are made to customers located in the Tallahassee Area. New loans and loan renewals are reviewed by management and the directors of the Bank. Management regularly assesses the quality of its loan portfolio and assigns risk ratings to substantially all extensions of credit in its commercial and real estate portfolios. Lending officers have the primary responsibility for monitoring credit quality, identifying problem loans and recommending changes in risk ratings. The Compliance Department of the Bank provides an independent assessment of credit ratings, credit quality and the credit management process. This is achieved through regular reviews of loan documentation, collateral, risk ratings and problem loan classifications. Overall credit risk is reduced by maintaining a loan portfolio that is diverse in terms of type of loan, industry concentration, size of individual loans, geographic distribution and borrower concentration, size of individual loans, geographic distribution and borrower concentration, thus minimizing the adverse impact of any single event or set of circumstances. The loan portfolio is reviewed at least monthly for credit concentrations, and an analysis of the adequacy of the reserve for loan losses is now conducted monthly.


Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which could cause them to be similarly impacted by economic or other conditions. The Bank's most significant concentration of credit which was $30.0 million at December 31, 1995 and $32.3 million at December 31, 1994 occurred in loans to consumers for the purchase of automobiles, trucks and vans. However, these loans are not concentrated in any one automobile manufacturer, dealer or related consumer group. The risks associated with consumer loans includes accelerated deterioration in the value of the underlying collateral for such loans and historical industry trends which indicate consumer loans may be slower paying loans especially in an inflationary or recessionary economic environment. These loans are generally repaid from employment income sources of the consumer. If employment of the consumer is hampered in any way, the risk is high the loan will not be repaid in full from the sale of the underlying collateral.


     A.     Types of Loans

          The following table sets forth the Bank's loan portfolio by type at the dates indicated:


Table ----- Loan Portfolio by Types of Loans


                             Dec. 31, 1995     Dec. 31, 1994     Dec. 31, 1993
                                 Amount             Amount            Amount
                                            (Amounts in Thousands)
Real estate mortgage loans     $  23,249          $  18,939          $ 11,492

Commercial loans                   4,455              3,219             4,283

Consumer installment              29,343             32,274            14,417

Visa, Mastercard, and
  Home Equity                      4,562              5,007             5,228

Gross Loans                       61,609             59,439            35,420

Deferred loan fees                   498                460               221

Unearned income                 <    156>          <    183>         <     58>

Allowance for loan losses       <    507>          <    220>         <    239>

Total loans, net               $  61,444          $  59,496         $  35,344


     B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

          The following table presents the maturities of the loan portfolio based on remaining contractual repayments of principal and interest rate sensitivity at December 31, 1995.


                                               Interest Rate Sensitivity
                                                    Predetermined     Floating
     Category                            Total          Rate            Rate
                                                  (Amounts in Thousands)

     Due or maturing in:
       One year or less               $ 23,756       $ 15,458         $  8,298
       One to five years                26,616         24,150            2,466
       Over five years                  11,237         11,237                0

       Total                          $ 61,609       $ 50,845         $ 10,764


     C.  Risk Elements

          Non accrual, Past-due and Restructured Loans

          The accrual of interest is discontinued on a loan when Management determines, after consideration of economic and business factors affecting collection efforts, that the loan no longer meets the regulatory criteria for performing loans and that collection of interest appears doubtful. All loans which are 90 days past-due are considered nonaccrual unless they are adequately secured and there is a reasonable assurance of full collection of principal and interest. Management closely monitors all loans which are contractually 90 days past due, renegotiated, or on nonaccrual status. At December 31, 1995 the amount of non-accrual loans in the portfolio was $75,644 representing 0.12% of net loans outstanding. This compares to $63,249 in nonaccrual loans representing 0.11% of net loans outstanding as of December 31, 1994. There were no loans which would be defined as troubled debt restructuring at either year end 1995 or 1994. As of December 31, 1995, nonaccrual loans were $108,141 and loans 90 days or more past due were $887,019. There were no renegotiated or restructured loans as of December 31, 1995.

An analysis of nonaccrual, past-due and restructured loans at the dates indicated is reflected in the following table.


Table ----- Nonaccrual, Past-due and Restructured Loans(1)

                                      As of           As of           As of
                                   December 31     December 31     December 31
                                      1995            1994            1993

     Nonaccrual impaired loans      $ 168,141       $  63,000       $ 41,780
     Aggregate non-impaired loans
     contractually past due 90
     days or more as to interest
     or principal payments(2)         887,019          72,000         75,955

     Aggregate loans re-
     negotiated to provide a
     reduction or deferral of
     interest or principal                  0               0              0

     Total nonaccrual, past due and
     restructured loans             $ 995,160       $ 135,000       $117,735


(1)     The Bank has no foreign loans.

(2)     Exclusive of loans for which interest is not being accrued.



Impaired loans represent loans measured pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. For the year 1995, the amount of interest income not recorded on nonaccrual loans at December 31, 1995, was $26,080.

At December 31, 1995, there were no potential problem loans where known information about possible credit problems of the borrower caused Management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being place on a nonaccrual basis.

The tables below provide data on the credit quality of the loan portfolio (historically) and current delinquencies.

                         Percent             Reserve Percentage
       Date          Charge Offs (1)             Factor (2)

     12/31/87            0.46%                      0.75%
     12/31/88            0.19%                      0.50%
     12/31/89            0.00%                      0.50%
     12/31/90            0.06%                      0.50%
     12/31/91            0.41%                      0.50%
     12/31/92            0.13%                      0.40%
     12/31/93            0.17%                      0.40%
     12/31/94            0.30%                      0.40%
     12/31/95            0.75%                      0.70%
     03/31/96            0.17%                      0.70%

     9 Year Average      0.27%                      0.52%

(1)     Expressed as a percentage of net loans at period end
(2)     As determined by management


                               1995                           1994

                       GNB           Dollars           GNB           Dollars
                   Delinquency     Outstanding     Delinquency     Outstanding

     JAN              1.41%          $60,686          1.10%          $35,389
     FEB              1.47%           61,184          1.28%           35,999
     MAR              1.39%           61,995          1.26%           38,309
     APR              1.73%           64,613          1.58%           40,946
     MAY              1.96%           66,183          1.10%           42,753
     JUN              1.89%           66,552          1.08%           44,684
     JUL              2.24%           65,563          1.22%           47,370
     AUG              3.04%           65,125          1.52%           50,664
     SEP              3.36%           64,183          1.30%           52,557
     OCT              3.79%           63,360          1.25%           54,914
     NOV              3.89%           62,256          1.33%           57,392
     DEC              3.32%           61,453          1.30%           59,235

     Average          2.46%           63,596          1.28%           46,684


          Other Real Estate

          The Company had no other real estate acquired through foreclosure, deed in lieu of foreclosure, or classified as in-substance foreclosure at December 31, 1995, 1994, 1993 or 1992.

     D.   Other Interest Bearing Assets

          At December 31, 1995, there were no other interest bearing assets required to be disclosed if such assets were loans.

                                 IV.

                       Allowance for Loan Losses

The allowance for loan losses to absorb estimated future losses is maintained by additions charged to operations as provisions for loan losses and by loan recoveries, with actual losses charged as reductions to the allowance. The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of problem loans; second, the establishment of appropriate loan loss allowances once individual specific problem loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the rest of the loan portfolio.

The identification of problem loans is achieved mainly through individual review of all major loans such as delinquency, debt coverage, loan-to-value ratio and location of collateral property. Loss allowances are established for specifically identified problem loans based on reviews of current operating financial information and the fair value of the underlying collateral.

The allowance for loan losses also includes estimates based upon consideration of actual loss experience of loans for the past several years by loan type, year of origination, delinquency statistics, location of collateral property and projected economic conditions and other trends. Based upon this process, consideration of the current economic environment and other factors, Management determines what it considers to be an appropriate allowance for loan losses. Although the Company believes it has a sound basis for this estimation, actual charge-offs incurred in the future are highly dependent upon future events, including the economies of the areas in which the Company lends. Charge-offs to the allowance are made when the loan is considered uncollectible or is transferred to real estate owned. Recoveries are credited to the allowance. The adoption of SFAS No. 114 does not impact the comparability of the credit risk tables in this section."

As a result of the 1995 examination, the Bank sought to improve its timely recognition of losses on loans, principally in the consumer and credit card portfolios. Although the Bank has historically taken charge-offs on a quarterly basis to ensure that published call reports accurately reflected the Bank's financial condition, the Bank's Formal Agreement with the OCC requires that future charge-offs strictly adhere to the statutory requirements and to the Bank's own collection policy. As a result, the Bank has recently amended its procedures for determining the adequacy of the reserve for loan losses and, effective March 31, 1996, any required adjustment will be booked prior to or on the last day of each calendar quarter. Loan charge-offs will be taken on a monthly basis as required by policy.

The following table summarizes the Bank's loan loss experience.


Table ----- Summary of Loan Loss Experience


                                             For the Year Ended December 31,
                                                 (Amounts in Thousands)

                                           1995           1994         1993

Allowance for Loan Losses
  at Beginning of Year                   $   220      $   239      $   167

Charge-offs:
  Commercial                                  37      <    77>     <     5>
  Real Estate Mortgage Loans                   0            0      <    21>
  Consumer Installment                       336      <   106>     <    48>
  Credit Cards                               105            0      <     9>

  Total Charge-offs                      <   478>     <   183>     <    83>

Recoveries:
  Commercial                                   0            0            5
  Real Estate Mortgage Loans                   0            0           13
  Consumer Installment                        26            6            4
  Credit Cards                                 4            3            1

  Total Recoveries                            30            9           23

Net Charge-Offs                          <   448>     <   174>     <    60>

Provision for losses charged
  to operations                              735          155          132

Allowance for Loan Losses
  at end of year                         $   507      $   220      $   239

Average Amount of Loans
  Outstanding                            $63,332      $46,664      $31,611

Ratio of net charge-offs to
  average loans outstanding                 0.71%        0.37%        0.19%


The following table sets forth the allocation of the reserve for possible loan losses by loan type and as a percentage of the total reserve.



Table ----- Allowance for Loan Losses

                                                   As of December 31,
                                          1995                           1994

                                               Percent of                     Percent of
                                               Loans in Each                  Loans in Each
                                               Category to                    Category to
                                    Amount     Total Loans         Amount     Total Loans
                                   (000's)                         (000's)

     Commercial Loans               $  30           6%              $  24          6%
     Real Estate Mortgage Loans       179          35%                 37         32%
     Consumer Installment             266          52%                101         54%
     Credit Card loans                 32           7%                 58          8%

       Total                        $ 507         100%              $ 220        100%


Although the allowance for loan losses was determined by specific and general allocation methods, the entire allowance is available to absorb losses from any category of loans.

Loan Losses

Net loan charge-offs amounted to $448,300 or 0.71% of average loans in 1995, compared to $174,500 or 0.37% of average loans in 1994.

There can be no assurance that in any particular period of time the Company will not sustain loan losses which are substantial in relation to the size of the allowance for loan losses. When establishing a provision Management makes various estimates regarding the value of collateral and future economic events. Actual experience, however, may differ from these estimates. It is Management's opinion that the allowance at December 31, 1995 is adequate to absorb losses from loans in the portfolio as of year end.

                                  V.

                               Deposits

Although total deposits at year end December 31, 1995 increased $11,835,300 to $117,192,400 from $105,357,000 at December 31, 1994, average total deposits during the year 1995 increased from $108,119,000 million in 1994 to $117,127,000 in 1995 representing an increase of $9,008,000 million or 8.33%. In 1993 deposits increased $75,475,400 million or 190%. Contributing to the decline in average deposits during the year was a restructuring plan adopted by the Bank in May 1995 that was designed to shrink the Bank's total asset base. Further discussion of this plan may be found at "Management's Strategy to Improve Results." The Company increased its total deposits in 1992 and 1993 primarily through acquisitions and Management believes that the Company now has a network of branch offices strategically located to develop future loan and deposit growth throughout Tallahassee. During 1995, Management lessened its emphasis on the acquisition of higher paying time deposits (principally certificates of deposits) with the result that many of the higher cost time deposits acquired from the acquisitions were not renewed and were withdrawn from the Company.

The composition of deposits at December 31, 1995 and 1994 is summarized below:

                                               12/31/95                    12/31/94

     Non-interest bearing deposits     $  9,050,682      7.72%        7,704,442      7.31%
     NOW                                  8,621,737      7.36%        8,275,574      7.85%
     Money Market                         8,765,853      7.48%        9,345,183      8.87%
     Savings                              8,673,519      7.40%       10,891,488     70.34%
     Other Time                          72,789,210     62.11%       60,601,828     57.53%

     Total Deposits                    $117,192,363       100%     $105,357,079       100%


The maturities of certificates of deposit of $100,000 or more at December 31, 1995 and 1994 are presented below:


Table -----  Maturity of Certificates of Deposit of $100,000 or More.

                                          December 31, 1995       December 31, 1994
                                                   (Amounts in Thousands)

     Three months or less                       $ 1,705                 $  1,815
     Over three months through one year           3,482                    4,378
     Over one year                                4,444                    2,346

     Total outstanding                          $ 9,631                 $  8,539


                                  VI.

                          Short-Term Borrowings

On August 29, 1994, the Bank entered into a revolving line of credit debt agreement with Federal Home Loan Bank of Atlanta with a maximum available line of credit of $15,000,000. Interest is paid quarterly and is based upon a variable interest rate which is also reset quarterly. The original interest rates on these advances were on average approximately 5%. Principal is due in one year from the date of each advance. This line of credit agreement expires in August, 1996. This line of credit is secured by pledged investment securities with a par value totaling $17 million. The primary purpose of the borrowing is to fund the increase in demand for consumer, real estate and other types of loans, without further liquidation of investment securities held in the available for sale portfolio.

Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase that mature either overnight or at a fixed maturity generally not exceeding three months.
Average funds purchased, which are composed of federal funds purchased and Federal Home Bank of Atlanta borrowings, increased in 1995 from $5,725 to $6,610 or 15.5%, and at December 31, 1995, the
Company is not purchasing federal funds nor borrowing under an established line of credit from the Federal Home Loan Bank Board in Atlanta. Federal Funds purchased and Federal Home Loan Bank borrowings balances, rates for fiscal year 1995 and 1994 are reflected in the table below.

Federal Funds purchased and Federal Home Loan Bank Borrowings (in millions)

                                          December
                                      1995       1994

                    Fed Funds        $ 0.0      $ 1.5
                    FHLB             $ 0.0      $19.4

                               VII.

                    Return on Equity and Assets

Selected ratios for measurement of net income and equity are presented below:


Table -----  Return on Equity and Assets.


                                               For the Year Ended December 31,
                                                         1995            1994

     Return on average assets                          < 0.19%>          0.47%
     Return on average equity                          < 3.06%>          5.43%
     Dividend payout ratio                             <55.31%>           --
     Average equity to average assets ratio              6.33%           8.60%


                               VIII.

                           Other Issues

Liquidity

Liquidity for a commercial bank is generally described as the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position to ensure that it has sufficient liquid assets to meet normal transaction requirements, take advantage of investment opportunities, and provide for the possibility of unforeseen liquidity or deposit withdrawals. Liquidity is immediately available from three major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold and (c) the available-for-sale securities portfolio. Although additional liquidity is readily obtainable by purchasing federal funds from other banks, the Bank has not found it necessary to utilize this resource to any substantial extent in recent years. Management does not intend to sell any investment securities except for investments available-for-sale. In addition, the Company has both the intent and ability to hold until maturity all investments currently classified as held to maturity. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing. In line with its approach to liquidity, the Bank, as a matter of policy, does not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based on the core of local deposits.


Capital Adequacy

Under guidelines established by the federal banking regulators, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are calculated as a ratio of capital to risk-weighted assets. Risk-weighted assets are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Capital is divided into two classes: Tier 1 and Tier 2. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital and other specific limitations, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 capital ratio is 4%, and the minimum total capital ratio, consisting of both Tier 1 and Tier 2 capital, is 8%. At December 31, 1995, the Company had a Tier 1 risk-based capital ratio of 7.90% and a total risk-based capital ratio of 8.69%.

The leverage ratio is the ratio of Tier 1 capital only to average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. The required ratio ranges from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness. At December 31, 1995, the Company had a leverage ratio of 4.08%.

Article IV of the Formal Agreement requires the Bank to achieve certain capital ratios by August 30, 1996. These capital ratios are significantly higher than those presently recorded by the bank. The Formal Agreement required the attainment of the following ratios:

          Ratio                              Required Ratio

     Tier 1 leverage ratio                        5.0%
     Tier 1 risk weighted ratio                   8.0%
     Total risk weighted ratio                   10.0%

These ratios exceed the ratios required for the regulatory rating, "well-capitalized." At December 31, 1995, the Bank was rated
"adequately capitalized." At December 31, 1995, the Bank's capital ratios were calculated as follows:

          Ratio                              December 31, 1995

     Tier 1 leverage ratio                        4.08%
     Tier 1 risk weighted ratio                   7.90%
     Total risk weighted ratio                    8.69%

Management has taken steps to attempt to ensure that the Bank's capital is restored to a level required by the Formal Agreement. The steps taken by Management include continuation of its May 1995 Restructuring Plan, as amended, which has enabled the Bank to shrink from total assets of $136.6 million as of 6/30/95 to $124.6 million at 12/31/95 and $107,083 million at 6/30/96. Although the Bank continues to experience large operating losses, the shrinking has enabled the Bank to reduce the deterioration in the capital leverage ratio with the result that the leverage ratio has remained relatively constant since December 31, 1995 and at September 30, 1996 stood at 4.11%. This risk weighted ratios declined by September 30, 1996.

In addition to this specific corrective action plan, Management has implemented a Capital Plan under terms and conditions of the Formal Agreement. On April 22, 1996, the Bank promulgated its Capital Plan to achieve the Formal Agreement's capital ratios. In the Capital Plan, the Bank proposed to continue to control asset growth and may in fact continue to shrink the Bank; change to mix of assets and liabilities by emphasizing loans in favor of investment securities and core deposits in favor of high cost deposits; improving the net interest margin and non-interest income and controlling overhead; and augmenting capital. The Bank's primary plan to augment capital is through a private placement of additional stock. In addition, as of April, 1996, the Bank is considering the sale of one or more branches which would be likely to be undertaken if favorable premiums and excess liquidity are available. Nevertheless, the Bank failed to meet the capital ratio targets contained in the Formal Agreement as of August 30, 1996.

In September, 1996, the Bank further modified its capital and profitability plan to recognize that it failed to attain the capital ratios required by the Formal Agreement and to improve its profitability. The plan provides for the Bank to monitor asset growth giving consideration to the favorable impact limiting growth would have on the Bank's capital ratios; changing the mix of assets and liabilities by emphasizing loans in favor of investment securities and core deposits in favor of high cost deposits; improving the net interest margin and non-interest income and controlling overhead; and augmenting capital.

The Bank's primary plan to augment capital is through a private placement of additional stock. The Company entered into a Common Stock Purchase Agreement with certain of its directors dated October 17, 1996, which contemplates sales of equity principally through the sale of shares of Company's stock at $17.00 per share at various times during the remainder of 1996 and 1997. This additional capital will support loan and deposit growth and portfolio restructurings. An additional provision added by amendment dated November 14, 1996, is a capital injection feature where the purchasing shareholders agreed to purchase additional equity from the Company (for injection into the Bank) within thirty days of any quarter end during 1997 that the Bank does not attain certain prescribed capital ratios. These prescribed quarterly capital ratios targets gradually increase over 1997 to the level of the capital ratios required under the Formal Agreement.

During September and November of 1996, the Bank submitted to the OCC and amended, respectively, its capital plan. On November 21, 1996, the OCC informed the Bank that the OCC had decided to approve the capital plan, as amended. If the Bank fails to successfully implement the capital plan, it will be subject to significant restrictions on its operations as provided by federal law and likely enforcement action by the OCC.

Interest Rate Sensitivity

The objective of asset/liability management is to optimize net interest income while minimizing the effect of interest rate changes on the net interest margin. Managing this aspect of the Company's operations involves periodic monitoring of the interest sensitive assets relative to interest-sensitive liabilities over specific time intervals. All interest-bearing assets and liabilities are evaluated as maturing at the earlier of the repricing date or contractual maturity date. Although liabilities without specific terms such as NOW and savings accounts are generally considered core deposits for liquidity purposes, they are deemed to reprice immediately for purposes of interest rate sensitivity analysis. Other deposit instruments are evaluated based upon historical trend or rate index.

The following table presents an interest rate sensitivity analysis as of December 31, 1995.


                                      3 mos or less   3 mos - 1 yr   Beyond 1 yr     Total
                                                           (Amounts in Thousands)

Earning Assets:
  Loans, gross                          $   8,625      $  15,131      $  37,853     $ 61,609
  Investment securities                    13,978          1,215         29,492       44,685
  Federal funds sold                        5,410              0              0        5,410
    Total Earning Assets                   28,013         16,346         67,345      111,704

Interest-Bearing Liabilities:
  NOW accounts                              8,622                                      8,622
  Savings deposits                          8,674                                      8,674
  Money market accounts                     8,766                                      8,766
  Time deposits of $100,000 or more         1,672          3,345          4,274        9,291
  Other time deposits                      15,286         24,020         33,483       72,789
    Total Interest-Bearing Liabilities     43,020         27,365         37,757      108,142

Interest sensitivity gap                $< 15,007>     $<111,019>     $  29,588     $  3,562

Cumulative gap                          $< 15,007>     $< 26,026>     $   3,562     $  3,562

Cumulative gap percentage of total
  earning assets                         <    54%>      <    159%>            5%           3%

Ratio of interest-sensitive assets to
  interest-sensitive liabilities              65%             60%           178%          103%


At December 31, 1995, the Company had $44,359 in interest-sensitive assets compared to $70,385 in interest-sensitive liabilities that will mature or reprice within a year.

A negative gap position is indicative of a bank which has a greater volume of interest-sensitive liabilities repricing (or maturing) than it does interest-sensitive assets, in a given time interval. In this instance, the probable impact on net interest income would be positive in a declining rate environment and negative if rates were rising. Conversely, a positive gap position represents a greater volume of interest-sensitive assets repricing (or maturing) than it does interest-sensitive liabilities. Thus, an increase in rates would positively impact net interest income as the yield on earning assets would increase prior to the increase in the cost of interest-bearing liabilities. The actual impact on net interest income, however, cannot easily be predicted as other factors could maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change to rates on prime-related assets, whereas a liability which reprices according to changes in Treasury rates might (1) lag in the timing of the change and (2) increase in rate in an amount different than the change in the prime interest rate.

Management believes that the current balance sheet structure of interest-sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates, such as those experienced in the last ten years.

Risk Management

Risk identification in management are key elements in the overall management of the Company. In Management's opinion the primary risk exposures of the Bank are interest rate, liquidity, and credit risk. Some of the more significant processes used to manage and control these risks are described below:

Asset/Liability Management

The Company maintains a formal Asset/Liability Management process to quantify, monitor and control interest rate risk and to assist Management in maintaining stability in the net interest rate margin under varying interest rate environments. This is accomplished primarily through the implementation of lending, funding and pricing strategies designed to maximize net interest income performance under varying interest rate environments subject to liquidity and interest rate guidelines.

The objective of Asset/Liability Management is to optimize net interest income while minimizing the effect of interest rate changes on the net interest margin. Managing this aspect of the Company's operations involves periodic monitoring of interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

Interest Rate Risk

The primary tool used by the Company to measure interest rate risk is an earnings simulation model which evaluates the impact of different interest rate scenarios on the Company's projected business plan over a twelve month horizon. In addition, Management uses the more traditional interest sensitivity gap analysis which, unlike earnings simulation models, present a point in time measurement. As such, interest rate sensitivity gap analysis in itself does not incorporate the effects of future balance sheet trends, changes in the relationship between yields earned and rates paid, patterns or rate movements in general, or changes in pre-payment speeds due to changes in rates (except for certain investment portfolio securities). All interest bearing assets and liabilities are evaluated as maturing at the earlier of the repricing date or contractual maturity date. Liabilities without specific terms, such as NOW and savings accounts, are generally considered core deposits for liquidity purposes and are deemed to reprice over historically determined time periods.

The Company does not utilize various off balance sheet instruments such as interest rate swaps and caps to assist in managing interest rate risk.

See also the discussion above, "Interest Rate Sensitivity."

Credit Risk

The Company evaluates its credit risk, which is primarily in its loan portfolio. See the discussions at "III. Loan Portfolio," and "IV. Allowance for Loan Losses."

The 1995 and 1994 changes in net interest income on a taxable equivalent basis, as measured by rate and volume variances, are analyzed in the following table.

Effects of Inflation

The operations of the Bank are subject to the effects of inflation through interest rate fluctuations and changes in the general price level of noninterest operating expenses. Such costs as salaries, fringe benefits and utilities have tended to increase at a rate comparable to or even greater than the general rate of inflation. Broadly speaking, all operating expenses have risen to higher levels as inflationary pressures have increased. Management has responded to this situation by evaluating and adjusting fees charged for specific services and by emphasizing operating efficiencies.

The level of interest rates is also considered to be influenced by inflation, rising whenever inflationary expectations and the actual level of inflation increase and declining whenever the inflationary outlook appears to be improving. Management constantly monitors this situation, attempting to adjust both rates received on earning assets and rates paid on interest-bearing liabilities in order to maintain the desired net yield on earning assets.

Item 7.  Financial Statements.

     The required financial statements are contained at pages 45 through 65 of this form.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

     The Board of Directors of the Company consists of six directors, all of whose terms expire at the next annual meeting of the Company which is not yet scheduled. Executive officers of the Company serve at the pleasure of the Board of Directors. The following table indicates for each director, executive officer, promoter and control person the age, principal occupation, or employment for the last five years, position and offices held, with the Company and the Bank, and the term the person was first elected as a director or first became an executive officer.

     In December of 1995, Richard A. Altobellis, a founder of the Company and the Bank, passed away. In March, 1996, Thomas L. Collier resigned as a director of the Company and the Bank. Also in March, 1996, William L. Sutton, President and a director of the Bank, resigned. Also in March, Kyla M. Bryson, Cashier/CFO of the Bank, resigned. In October, 1996, Robert W. Minnick, Jr., a director and President and CEO of the Company, and a director and CEO of the Bank, resigned.


                                 Present & Principal
     Name, Age and Year          Position and Offices         Occupation for
     Became Director             Held with the Company        Last Five Years

     Anthony L. Bajoczky         Director, the Company        Attorney, Bajoczky &
     49, 7/90 and 11/86 (2)      and the Bank                 Fournier, PA (law firm)

     David A. Barrett            Chairman, the Company;       Attorney, Barrett,
     47, 7/90 and 11/86 (1)      Vice Chairman, the Bank      Hoffman & Hall, PA
                                                              (law firm)

     Rica A. Barrett             Director, the Bank            Horse Breeder/Farmer;
     50, 12/92 (1)                                             Owner, The Nature
                                                               Factory, 1980-1991

     Kenneth C. Fuqua            Director, the Company         President, State
     54, 7/90 and 11/86          and the Bank                  Securities Corp. (insurance)

     Wilma B. Lauder             Director, the Bank            Compliance Manager, Florida
     54, 12/93                                                 Housing Finance Agency

     Robert W. Minnick, Jr.      President/CEO and             President/CEO of the
     58, 7/90 and 3/88 (3)       Director, the Company;        Company and CEO of
                                 CEO and Director, the Bank    the Bank

     Marilyn Brinkley Newton     Director, the Bank            Investor and Tree Farmer;
     65, 12/92                   Retired Educator

     Vernon E. Sanders           Secretary/Treasurer           Principal, Catledge, Sanders
     56, 7/90 and 11/86          and Director, the Company     and Sanders, CPA
                                 Chairman of the Board,
                                 the Bank

     Frederic Q. Vroom, MD       Director, the Company         Medical Coordinator, Neuroscience
     60, 7/90 and 11/86          and the Bank                  Center, Tallahassee Memorial Regional
                                                               Medical Center; Physician & President
                                                               Tallahassee Neurological Clinic (1981-
                                                               1994)


(1)     Rica Barrett is the spouse of David A. Barrett.

(2) Mr. Bajoczky was previously associated with the firm of Barrett, Bajoczky, Hoffman & Harper, P.A. from 1977 until April 30, 1991. On April 30, 1991, he organized Bajoczky & Fournier, P.A. of which he is a principal.

(3) Mr. Minnick became an executive officer of the Bank in November, 1986. Mr. Minnick resigned in October, 1996.


      The Company's Stock is voluntarily registered under 12(g) of the Securities Exchange Act of 1934. Based on a review of forms 3, 4 and 5, and amendments thereto submitted to the Company, the Company has no knowledge of any director, officer, or beneficial owner of 10% of any class of the Company's securities that failed to timely file any such form.

     None of the directors listed above serve as directors of other companies which issue publicly traded securities or securities registered under the Securities Exchange Act of 1934.

     No directors have been involved in any material events which would be detrimental to an evaluation as to the ability or integrity of any director, executive officer, promoter or control person.

Employees and Executive Officers of the Bank

The Company and the Bank presently employ 62 persons full-time and 17 persons on a part-time basis, including 17 full-time officers. As appropriate to the growth of the Bank and to fill vacancies, it is management's intent to hire additional persons as needed on a full-time and part-time basis. As of the date of this report, the Bank's offices of President and Cashier are vacant.

The Bank's executive officers are appointed by the Board of Directors and hold office at the will of the Board.

As of December 31, 1995, the executive officers of the Bank were as follows:


     Name & Time with the Bank         Age     Position with the Bank

     Robert W. Minnick, Jr.* (1988)     57     CEO and Director

     Gary F. Linton (1988)              42     Senior Vice President/Loans

     Linda C. Alexionok (1992)          42     Senior Vice President/Operations

     Kyla M. Bryson* (1994)             43     Chief Financial Officer

     William L. Sutton* (1994)          57     President

*Resigned subsequent to year end.

Robert W. Minnick, Jr. has served as CEO of the Bank since March 1988 and President/CEO of the Company since June 1990. Prior to joining the Bank in 1986 as executive vice president/cashier, he held senior management positions with Sun Bank/Tallahassee (12/84--10/86) and North Florida National Bank (11/78--12/84) where he was President/CEO. He resigned from all offices with the Company and the Bank in October, 1996.

Gary F. Linton has served as Vice President and then Senior Vice
President of the Bank since March 1988. From 1985 to 1988, he was employed in various capacities by Capital City 1st National Bank, Tallahassee. He has nine years lending experience.

Linda C. Alexionok has served as Vice President/Branch
Administrator since 1992. From 1985 to 1989 she was employed by Capital City 1st National Bank in lending and as assistant vice president. From 1989 to 1992 she was employed in various capacities by Barnett Bank, Tallahassee.

Kyla M. Bryson joined the Bank in June 1994 as Vice President & Cashier. From 1990 to 1994 she was comptroller and chief financial officer of the Florida State University Credit Union. She was also employed by the State of Florida, Department of Regulation, as assistant director of finance from 1989 to 1990. She is a Certified Public Accountant. She resigned in February, 1996.

William L. Sutton joined the Bank in May 1994 as President. He previously served as president of banks in Winter Haven and Tallahassee and was Florida Secretary of Commerce in 1990-91. Prior to his appointment as Secretary of Commerce, he served as president and then area chairman for First Florida Bank, Tallahassee, between 1975 and 1987. He resigned in March, 1996.

After year end 1995, the Bank added the following executive officers:


     Name & Time with the Bank           Age    Position with the Bank

     Arthur P. Wimberley, Jr. (1996)     45     Executive Vice President

     Jack D. Kane (1996)                 37     Senior Vice President/
                                                Commercial Loan Officer

Arthur P. Wimberley, Jr. joined the Bank in April of 1996. Prior to joining the Bank, he served as a senior vice president - senior commercial lender at SunTrust Bank, Tallahassee, and its predecessors since 1984.

Jack D. Kane joined the Bank in June of 1996. Prior to joining the Bank, he served as vice president at SunTrust Bank, Tallahassee, and its predecessors since 1986.

Item 10.  Executive Compensation.

     The following table shows for each of the last three fiscal years of the Company the compensation paid to the Company's CEO and Vice President, both of whom resigned in 1996. No other executive officer received an annual salary and bonus in excess of $100,000.

                                                                                Securities
                                                        Other                   Under-
                                                        Annual     Restricted   lying          LTIP       All Other
   Name & Principal                                     Compen-     Stock       Options/       Pay-       Compens-
    Position                     Salary      Bonus      sation (1)  Awards      SARs           outs       tion

Robert W. Minnick, Jr., CEO
       1995                     $120,000     $30,000     $4,700      $     0     $     0       $    0     $1,473
       1994                      120,000      30,000      5,050            0      22,566            0      1,473 (2)
       1993                       85,000      56,000      3,250            0       7,525            0      1,473 (2)

William L. Sutton,
Vice President
       1995                     $100,000     $     0     $4,700      $     0     $     0       $    0     $    0
       1994                       71,356      10,000          0            0           0            0          0



(1) Represents cash compensation paid to Mr. Minnick for Guaranty National Bank Board meeting fees. Mr. Minnick does not receive compensation for attendance at board committee meetings, of which he attended 53 in 1995.

(2) The amount shown reflects amounts accrued for Mr. Minnick's account for premiums paid by the Company on a term life insurance policy owned by Mr. Minnick. It does not include premiums paid by the Company on a term life insurance policy of which the Company is the owner and beneficiary.


     The Company has granted no stock appreciation rights or stock options in 1996.

The following table shows, for the executive officer listed above, certain information relating to options exercised during the last fiscal year.

                                                     Number of           Value of
                                                     Securities          Unexercised
                                                     Underlying          Options in
                        Shares                       Options at          the Money at
                        Acquired                     FY End              FY End
                        or              Value        Exercisable/        Exercisable/
  Name                  Exercised       Realized     Unexercisable       Unexercisable

Robert W. Minnick, Jr.
     12/29/95             1,333          10,664          30,600            $253,600

William L. Sutton             0               0               0                   0


The Company has no long-term incentive plans.

None of the executive officers of the Company receive a salary or other compensation, other than board of director or committee fees, from the Company. During 1995, Mr. Minnick and Mr. Sutton received salaries from the Company's subsidiary bank where they served as CEO and President, respectively. Director and committee fees paid by the Company's subsidiary bank during 1995 to Messrs. Barrett, Minnick, Sutton and Sanders were $13,700, $4,700, $4,700 and $14,150, respectively. Directors of the Company received a fee of $400 per Board meeting attended, and directors of the Bank receive a fee of $400 per Board meeting attended which was suspended in November, 1995. Committee members are paid $150 per committee meeting attended which was suspended in November, 1995.

Mr. Minnick, Ms. Alexionok, Mr. Kane, Mr. Wimberley and Mr. Linton have entered into multi-year employment agreements.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The table below contains information for any person who is known by management to be the beneficial owner of more than five percent of the Company's only class of stock, $1.00 par value common.


Name and Address of                Amount and Nature of
Beneficial Owner                     Beneficial Owner     Percent of Class (1)
David A. Barrett (3)
2120 Hill N Dale Road, N.
Tallahassee, FL                            219,166                 23.14

Rica Barrett (2)
2120 Hill N Dale Road, N.
Tallahassee, FL                            107,561                 11.35

Anthony L. Bajoczky
2009 Rabbitt Hill Rd.
Tallahassee, FL                             97,598                10.30

Thomas L. Collier (3)
30420 S. Dixie Highway
Homestead, FL  30030                        83,526                  8.82

Ken Fuqua (3)
2587 Noble Drive
Tallahassee, FL  32312                      82,116                  8.68

Fred Q. Vroom, MD (3)
2801 Edenderry Dr.
Tallahassee, FL  32308                      82,613                  8.72

Eric S. Hoffman
Post Office Box 930
Tallahassee, FL  32301                      48,502                  5.12


(1) Based on 947,294 shares outstanding at December 31, 1995 plus 63,282 shares subject to stock options.

(2)     Rica Barrett is the spouse of David A. Barrett.  Mr.
        Barrett disclaims beneficial ownership of such shares.

(3) Subsequent to year end 1995, Mr. Collier sold 44,609 shares on January 18, 1996. Mr. Barrett purchased 39,715; Mr. Fuqua purchased 2,000; and Dr. Vroom purchased 387 of these shares. These purchasers have purchased other shares in 1996.


The following table sets forth the number of shares of the Company's Stock beneficially owned on December 31, 1995, by certain executive officers of the company and by all directors and executive officers of the Company and its subsidiary Bank as a group.


Table ----- Stock Ownership of Management


             Name                        Common Shares     Percentage of Class
                                                             Outstanding(1)
     Anthony L. Bajoczky                     97,598              10.30
     David A. Barrett                       219,166              24.13
     Rica A. Barrett (3)                    107,561              11.35
     Thomas L. Collier (2)                   83,526               8.82
     Ken Fuqua                               82,116               8.68
     Wilma Brinkley Lauder (3)                6,694               0.71
     Robert W. Minnick, Jr. (2)              36,818 (4)           0.66
     Marilyn B. Newton (3)                   33,552               3.54
     Vernon E. Sanders                        9,035               0.95
     William L. Sutton (3)(2)                 1,250               0.13
     Fred Q. Vroom, M.D.                     82,613 (5)           8.72
     All Directors and Executive
     Officers as a Group (15 Persons)       729,329              76.99

*  less than 0.01%


(1) Outstanding shares represent the 947,294 shares of Company common stock outstanding on December 31, 1995, not increased by the 63,282 shares subject to the stock option plans discussed herein.

(2)     This person has resigned since year end, 1995.

(3)     Member Board of Directors of the Bank only.

(4) Includes 30,600 shares subject to option under the Company's Incentive Stock Option Plan.

(5)     Includes 15,197 shares owned by Tallahassee Neurological
        Associates Profit Sharing Plan of which Dr. Vroom has an interest. Includes 2,500 shares owned by Dr. Vroom's son, Robert Frederic Vroom.


Item 12.  Certain Relationships and Related Transactions.

     The Company transacts business with directors and officers of the Company and its subsidiaries in the ordinary course of business. Loans to these parties and their related interests at December 31, 1995 and 1994 were approximately $2,388,848 and
$2,403,011, respectively.

     Ms. Barrett, Mrs. Newton, Mr. Barrett, Mr. Sanders, Mr. Sutton and Mr. Minnick served as members of the Personnel & Compensation Committee of the Bank throughout 1995. During 1995, the Company's subsidiary Bank engaged in customary banking transactions and had outstanding loans to certain of the Company's directors, including members of the Compensation Committee, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with others. In the opinion of management, these loans do not involve more than the normal risk of collectability or present other unfavorable features.

     The Company and the Bank have retained in the past, and propose to retain in the future, on behalf of the Company and the Bank, the law firm of Barrett, Hoffman & Hall of which the chairman of the Company and vice chairman of the Bank, David A. Barrett is a partner and Eric S. Hoffman, a principal shareholder of the Company is a partner. Legal fees were paid or accrued to this firm by the Company and the Bank of approximately $30,119 for 1995, and $11,004 for 1994. This amount does not include fees paid by customers of the Bank directly to the law firm. In addition to the fees paid to the law firm for legal and related services, the Bank during 1995 paid the firm $14,400 for yard and external maintenance on four of the Bank's six office locations. The fees paid by the Bank did not exceed 5% of the law firm's gross revenue for the last full fiscal year. Management of the Company believes that the transactions with the law firm were at substantially similar terms to those which could have been obtained from unaffiliated parties.

     The Bank currently leases office space from certain partnerships and individuals affiliated with the Company. These lease agreements, which began in 1990 and have varying terms, provide that the Bank will pay, in the aggregate, approximately $621,284, subject to certain adjustments. A discussion of the leases follows below.

     Capital Circle Branch. In June 1990, the Bank entered into a lease agreement with Guaranty Bank Real Estate Partnership (a partnership now comprised of the estate of former director Altobellis, and directors Bajoczky, Barrett, Fuqua, and Vroom) to lease a branch location of the Bank at 1827 Capital Circle, N.E., Tallahassee, Florida. The agreement provided for among other things, the lease of 3,931 square feet at an annual lease payment of $44,400 (subject to certain adjustments), or $11.29 per sq. ft., for a 5-year initial term, with three 5-year renewal period options. In October, 1990, the Bank leased an additional 600 sq. ft. upon the same lease terms and conditions as the lease executed in June, 1990, and in January, 1992, the Bank leased an additional 663 sq. ft. in the building upon the same lease terms and conditions as the lease executed in June, 1990. The total lease payments made by the Bank to the partnership during 1995 amounted to $75,654, and in 1994 amounted to $74,994. Management of the Company believes that the transactions with the partnership were on substantially similar terms to those which could have been obtained from unaffiliated parties.

     South Monroe Branch and Operations Center. In July, 1992, the Bank entered into a lease agreement with 2613 South Monroe Real Estate Partnership, a Florida general partnership (a partnership comprised of directors Barrett and Vroom and shareholder Hoffman) to lease the Bank's Operations Center located at 2613 South Monroe, Second Floor, Tallahassee, Florida. The agreement provided for, among other things, the lease of 4,131 sq. ft. on the 2nd floor at an annual lease payment of $37,200 (subject to certain adjustments) or $9.01 per sq. ft. for a 5-year initial term, with three 5-year renewal period options. In December, 1993, the Bank exercised its option under the original lease agreement to lease an additional 5,737 sq. ft. on the first floor of the building for use as a branch banking office. The agreement provided for, among other things, an annual lease payment of $67,200 (subject to certain adjustments) or $11.71 per sq. ft. The lease agreement also provides for a minimum increase of 3% per annum until termination. The total lease payments made by the Bank to the partnership during 1995 amounted to $199,992 and $116,497 in 1994. Management of the Company believes that the transactions with the partnership were on substantially similar terms to those which could have been obtained from unaffiliated parties.

     Downtown Branch. In November 1993, the Bank acquired the downtown office of Anchor Savings Bank, FSB ("Anchor") and assumed the existing lease agreement between Anchor and David A. Barrett and Eric S. Hoffman. The agreement provides for, among other things, the lease of approximately 6,000 sq. ft. at an annual lease payment of $120,000 or $20.00 per sq. ft. Also included in the lease agreement are 20 parking spaces for customers and employee use at an annual fee of $14,400, and a covered drive-through banking facility. The term of the lease is for a period of five years dating from February 7, 1992, and includes an option to renew for two consecutive five-year renewal periods. The total lease payments made by the Bank to David A. Barrett and Eric S. Hoffman during 1995 amounted to $305,645, and in 1994 - $209,778. In
April, 1994, the Bank entered into a lease agreement with Messrs. Barrett and Hoffman to lease 6,248 square feet on the second floor of this building. The annual lease payment is $121,968 for a period of five years. The lease also includes seven covered parking places and three uncovered parking places located adjacent to the premises with a lease payment of $110.00 and $90.00 per month for the covered and uncovered places, respectively. The lease agreement also provides for a minimum increase of 3% per annum until termination. Management of the Company believes that the transactions with these affiliated parties were on substantially similar terms to those which could have been obtained from unaffiliated parties.

     There were no other business relationships with any director, executive officer, their associates and members of the immediate families of such directors and executive officers under which the Company has made or proposes to make payments for property or services in excess of $60,000 or 5% of the other entities' consolidated gross revenues for the last full fiscal year.

Item 13.  Exhibits and Reports on Form 8-K.

     A.     Financial Statements.

          The following financial statements and accountants' reports have been filed as Item 7 in Part II of this report:

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1995 and 1994

Consolidated Statements of Operations - years ended December 31,
1995 and 1994

Consolidated Statement of Changes in Stockholder's Equity - years ended December 31, 1995 and 1994

Consolidated Statements of Cash Flow - years ended December 31,
1995 and 1994

     B.     Exhibits

Number                       Description of Exhibits                     Page

 3 Articles of incorporation and bylaws (incorporated herein by reference, as filed in the registrant's Registration Statement on Form SB-2 filed September 15, 1994, File # 33-84100)

10.1 Incentive Stock Option Plan (incorporated herein by reference, as filed in the registrant's Registration Statement on Form SB-2 filed September 15, 1994, File # 33-84100)

10.2 Lease Agreements (incorporated herein by reference, as filed in the registrant's Registration Statement on Form SB-2 filed September 15, 1994, File # 33-84100)

10.5-1 Employment contract dated December 28, 1995 by and between the Bank and Robert W. Minnick, Jr.

10.5-2 Employment contract dated December 28, 1995 by and between the Bank and Linda C. Alexionok.

10.5-3 Employment contract dated December 28, 1995 by and between the Bank and Gary F. Linton.

10.5-4 Employment contract dated March 29, 1996 by and between the Bank and Arthur P. Wimberley, Jr.

10.5-5 Employment contract dated June 10, 1996 by and between the Bank and Jack D. Kane.

21 List of Subsidiaries (incorporated herein by reference, as filed in the registrant's Registration Statement on Form SB-2 filed September 15, 1994, File # 33-84100)

27 Financial data schedule for electronic filers (submitted only with EDGAR version)

     C.     Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EVERGREEN BANCSHARES, INC.
                                   (Registrant)

                                   BY:      /s/ Linda C. Alexionok

                                             Linda C. Alexionok
                                             Secretary

Date:  November 25, 1996


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                       Title                   Date

                                     Principal Financial
                                     Officer, Treasurer and
    /s/ Vernon E. Sanders            a Director              November 25, 1996
        Vernon E. Sanders

   /s/ Anthony L. Bajoczky           Chairman,               November 25, 1996
       Anthony L. Bajoczky           Director

   /s/ David A. Barrett              Director                November 25, 1996
       David A. Barrett

   /s/ Kenneth C. Fuqua              Director                November 26, 1996
       Kenneth C. Fuqua

   /s/ Frederic Q. Vroom, MD         Director                November 25, 1996
       Frederic Q. Vroom, MD


                   EVERGREEN BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Financial Statements for
                     the Years Ended December 31, 1995 and
                     1994 and Independent Auditors' Report

                   EVERGREEN BANCSHARES, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                          Page
INDEPENDENT AUDITORS' REPORT                                                1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
  YEARS ENDED DECEMBER 31, 1995 AND 1994:

    Consolidated Balance Sheets                                             2

    Consolidated Statements of Operations                                   3

    Consolidated Statements of Shareholders' Equity                         4

    Consolidated Statements of Cash Flows                                   5

    Notes to Consolidated Financial Statements                              6

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Evergreen Bancshares, Inc. and Subsidiary
Tallahassee, Florida

We have audited the accompanying consolidated balance sheets of Evergreen Bancshares, Inc. and Subsidiary, Guaranty National Bank of Tallahassee (collectively, the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended December 31, 1995 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and failure of the Bank to meet certain capital ratios required by federal banking agencies raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1994, the Company adopted Statement of
Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities".

Deloitte & Touche, LLP

Jacksonville, Florida
March 8, 1996


EVERGREEN BANCSHARES, INC. AND SUBSIDIARY



CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1995 AND 1994


                                                       1995            1994
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks                           $  6,909,701    $  5,043,118
Federal funds sold                                   5,410,000

     Total cash and cash equivalents                12,319,701       5,043,118

INVESTMENT SECURITIES:
Available for sale, at fair value                   36,877,731      29,086,700
Held to maturity (fair value of $7,711,770 and
 $26,910,980 at December 31, 1995 and 1994)          7,807,136      29,834,922

LOANS, net (allowance for loan losses of $506,635
and $219,963 at December 31, 1995 and 1994)         61,444,193      59,495,672

PREMISES AND EQUIPMENT, net                          2,700,572       1,616,395

ACCRUED INTEREST RECEIVABLE                            638,902         887,547

INTANGIBLE CORE DEPOSIT PREMIUMS, net                1,567,464       2,116,600

ORGANIZATION COSTS, net                                146,732         211,625

DEFERRED INCOME TAXES                                  116,959         685,305

OTHER ASSETS                                           782,015         349,701

TOTAL                                             $124,401,405    $129,327,585

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
Non-interest bearing                              $  9,050,682    $  7,704,442
Interest bearing                                   108,141,681      97,652,637

     Total deposits                                117,192,363     105,357,079

FEDERAL FUNDS PURCHASED                                              1,500,000
OTHER BORROWED FUNDS                                                14,423,000
ACCRUED INTEREST PAYABLE                               527,923         514,784
ACCRUED EXPENSES AND OTHER LIABILITIES                 121,887         259,277

     Total liabilities                             117,842,173     122,054,140

COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)

SHAREHOLDERS' EQUITY:
Common stock, par value $1; 1,250,000 shares
 authorized; 947,294 and 894,426 shares issued
 and outstanding at December 31, 1995 and 1994         947,294         894,426
Additional paid-in capital                           8,529,089       7,653,062
Accumulated deficit                                 (2,721,471)       (173,066)
Unrealized losses on investment securities, net       (195,680)     (1,100,977)

     Total shareholders' equity                      6,559,232       7,273,445

TOTAL                                             $124,401,405    $129,327,585

See notes to consolidated financial statements.



EVERGREEN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,1995 AND 1994


                                                        1995           1994
INTEREST INCOME:
Loans, including fees                               $ 5,466,272     $3,850,119
Investment securities:
 Taxable                                              2,800,934      2,852,974
 Tax-exempt                                             383,607        422,117
Federal funds sold                                      159,696         98,321
Other                                                    81,130         38,482

     Total interest income                            8,891,639      7,262,013

INTEREST EXPENSE:
Deposits                                              5,369,087      3,487,328
Other borrowed funds                                    465,258        195,928
Federal funds purchased                                  17,397         68,661

     Total interest expense                           5,851,742      3,751,917

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES                                           3,039,897      3,510,096
PROVISION FOR LOAN LOSSES                               735,000        155,474

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES                                           2,304,897      3,354,622

OTHER INCOME:
Service charges on deposits                             206,533        180,621
Commissions and fees on deposits and other              475,717        506,829
Gain on sale of investment securities                                   25,663

     Total other income                                 682,250        713,113

OTHER EXPENSES:
Salaries and employee benefits                        1,690,291      1,484,246
Occupancy expense                                       838,239        822,631
Data processing                                         658,689        292,734
Professional services                                   164,175        221,423
Amortization of core deposit premiums                   239,116        325,228
Insurance                                               266,745        282,590
Stationery and supplies                                 123,273        106,566
Furniture and equipment expense                         142,785         98,256
Postage and freight                                      87,100         86,366
Loss on sale of investment securities                    62,705
Other operating expenses                              1,232,945        715,280

     Total other expenses                             5,506,063      4,435,320

LOSS BEFORE INCOME TAXES                             (2,518,916)      (367,585)
INCOME TAX PROVISION (BENEFIT)                           29,489       (130,611)

NET LOSS                                            $(2,548,405)    $ (236,974)

NET LOSS PER COMMON SHARE                           $     (2.87)    $    (0.27)

WEIGHTED AVERAGE COMMON SHARES AND COMMON
STOCK EQUIVALENTS OUTSTANDING                           916,102        870,930


See notes to consolidated financial statements.




EVERGREEN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31,1995 AND 1994

                                                                                Unrealized
                                                                                Losses on
                                                      Additional    Retained    Investment
                                    Common Stock       Paid-in      Earnings    Securities
                                  Shares    Amount     Capital      (Deficit)       Net

BALANCE, DECEMBER 31, 1993        865,644  $865,644   $7,518,352   $  194,967

Cumulative effect of change
 in method of accounting for
 investment securities, net of
 deferred income taxes (Note 1)                                                 $  (82,730)

Issuance of common stock           28,782    28,782      134,710

Unrealized losses on investment
 securities, net of deferred
 income taxes                                                                   (1,018,247)

Dividends                                                            (131,059)

Net loss                                                             (236,974)


BALANCE, DECEMBER 31, 1994        894,426   894,426    7,653,062     (173,066)  (1,100,977)

Issuance of common stock           52,868    52,868      876,027

Unrealized gains on investment
 securities, net of deferred
 income taxes                                                                      905,297

Net loss                                                           (2,548,405)

BALANCE, DECEMBER 31, 1995        947,294  $947,294   $8,529,089  $(2,721,471)  $ (195,680)


See notes to consolidated financial statements.




EVERGREEN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                     1995              1994

OPERATING ACTIVITIES:
Net loss                                        $ (2,548,405)     $   (236,974)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Provision for loan losses                          735,000           155,474
  Depreciation, amortization and accretion,
   net                                               540,374           894,390
  Deterred income taxes                                78,027          (130,611)
  Loss (gain) on sale of investment securities         62,705           (25,663)
  Decrease (increase) in accrued interest
   receivable                                         248,645           83,174
  Increase in organizational costs                     (5,774)         (24,284)
  Increase in other assets                           (219,508)        (549,052)
  Increase (decrease) in accrued interest payable      13,139          125,149
  Increase (decrease) in accrued expenses and
   other liabilities                                 (137,390)         164,867
  Loss on sale of other real estate                                     65,449

     Net cash provided by (used in)
       operating activities                        (1,167,738)         456,470

INVESTING ACTIVITIES:
Proceeds from sales of investment securities
 available for sale                                24,770,807        8,725,381
Proceeds from maturities of investment
 securities held to maturity                        3,736,164          500,000
Purchases of investment securities
 available for sale                               (12,987,195)      (1,363,300)
Purchases of investment securities held
 to maturity                                                          (355,000)
Proceeds from principal paydowns on
 mortgage-backed securities, available
 for sale                                                            6,971,789
Net loan originations exceeding
 principal repayments                             (3,106,988)      (24,307,376)
Purchase of bank premises and equipment             (908,046)         (298,210)
Proceeds from sale of other real estate               98,400

     Net cash (used in) provided by
       investing activities                       11,603,142       (10,126,716)

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits,
 NOW, money market and savings accounts           14,286,420        (6,329,830)
Net decrease in certificates of deposit           (2,451,136)       (3,521,748)
Net (decrease) increase in Federal funds
 purchased                                        (1,500,000)        1,500,000
(Repayments of) proceeds from other borrowings   (14,423,000)       14,423,000
Dividends paid                                                        (131,059)
Proceeds from sale of common stock                   928,895           163,492

     Net cash provided by (used in)
       financing activities                       (3,158,821)        6,103,855

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  7,276,583        (3,566,391)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       5,043,118         8,609,509

CASH AND CASH EQUIVALENTS, END OF YEAR           $12,319,701       $ 5,043,118

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid                                    $ 5,838,603       $ 3,626,768
Income taxes paid                                $     -           $     -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
INVESTMENT SECURITIES:
Investment securities transferred to
 available for sale                              $20,841,536       $ 5,346,405

Unrealized loss on investment securities,
 net of deferred income taxes of
 $116,959 and $607,215                           $   195,680       $ 1,018,247

See notes to consolidated financial statements.


EVERGREEN BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Evergreen Bancshares, Inc. (the "Holding Company") was incorporated on March 12, 1990 as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company's principal asset is the investment in its wholly-owned subsidiary, Guaranty National Bank of Tallahassee (the "Bank").
The Bank was incorporated on April 16, 1986 and opened for business on November 17, 1986, as a nationally chartered bank. The Holding Company acquired the Bank on July 19, 1990 in a stock for stock exchange.

The accounting and reporting policies of the Holding Company and its wholly-owned subsidiary (collectively, the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of the Company's accounting and reporting policies and practices:

Consolidation - The consolidated financial statements include the Holding Company and the Bank. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, and other short-term, highly liquid interest bearing deposits and investment securities with an original maturity of three months or less. Generally, Federal funds are sold for one-day periods.

Investment Securities -Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"), which addresses the accounting and reporting for certain investments in debt and equity securities. This Statement requires that only debt securities that the Company has the positive intent and ability to hold to maturity be classified as held to maturity and reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are required to be classified as trading securities and reported at fair value with unrealized gains and losses reflected in the statement of income. All other securities are required to be classified as available-for-sale securities and reported at fair value with unrealized gains and losses net of taxes reflected as a separate component of shareholders' equity until realized.

The effect of adopting SFAS No. 115 effective January 1, 1994 was to reduce to shareholders' equity by $82,730, net of deferred income taxes.

Realized gains or losses on disposition of investment securities are recorded on the trade date and are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

During 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investment in Debt and Equity Securities", which permitted financial institutions a one-time opportunity to reassess the appropriateness of all investment security classifications and to transfer securities classified as held to maturity to available for sale without calling into question management's intent to hold other investments to maturity in the future. Accordingly, the Company transferred all of its U.S. Treasury securities and municipal securities and a portion of its mortgage-backed securities with an unamortized cost of $20,841,536 to available for sale in December 1995. The unrealized gain related to this transfer was $264,875.

Loans - Loans are stated at the amount of unpaid principal, net of unearned income, deferred loan fees and an allowance for loan losses. Interest on certain installment loans is recognized as income over the life of the loans using a method approximating the interest method. Interest on loans is calculated primarily by using the simple interest method on daily balances of the principal amount outstanding.

Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized over the life of related loans as an adjustment of yield.

Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, review of specific problem loans and current economic conditions that may affect the borrowers' ability to repay.

Impaired loans are loans for which it is probable that the creditor will be unable to collect all amounts due according to the contract terms of the loan agreement. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or at either the loan's observable market price or the fair value of collateral. Adjustments to impairment losses due to changes in the fair value of impaired loan's underlying collateral are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a chargeoff to the allowance for loan losses.

Large groups of smaller homogeneous loans (residential real estate, installment, and credit card loans) are collectively evaluated for impairment. Nonaccrual large loans, troubled debt restructurings, performing large loans and large loans more than 90 days past due in which full payment of principal and interest is not expected are individually evaluated for impairment.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of 7 to 40 years.

Intangible Core Deposit Premiums- The Company paid premiums to acquire certain deposits of another financial institution. Such premiums are being amortized over the estimated lives of the related deposits which is generally 8 years.

Organization Costs - Organization costs are being amortized on a straight-line basis over 5 years.

Other Real Estate - Other real estate, acquired by foreclosure or deed in lieu of foreclosure, is recorded at cost which is the estimated fair value of the property at the time the loan is foreclosed. Subsequent to foreclosure, these properties are carried at the lower of cost or fair value. An allowance is established for subsequent adjustments determined necessary based upon the estimated fair value of the underlying collateral. Costs relating to the development and improvement of property are capitalized, whereas those relating to maintaining the property are charged to expense.

The amounts the Bank could ultimately recover from other real estate could differ from the amounts used in arriving at the net carrying value of the assets because of the future market factors beyond the Bank's control or changes in the Bank's strategy for recovering its investment.

Income Taxes - The Holding Company and its subsidiary file consolidated Federal and state income tax returns. Income tax charges or credits are generally allocated to each member of the consolidated group on the basis of their respective taxable income or loss included in the consolidated income tax returns.

The Company uses an asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

Reclassification - During 1995, the Company reclassified approximately $310,000 from intangible core deposit premiums to premises and equipment to record the fair market value of a branch facility acquired in 1993.

2.     REGULATORY MATTERS

Regulatory Capital Requirements - The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Following are the quantitative measures of capital adequacy to which the Bank is subject and the Bank's actual capital:

                                                       Required
                                                       Minimum
                                     Actual            Capital
                                Amount     Ratio        Ratio
As of December 31, 1995:
     Tier 1 capital          $5,039,103     7.90%       4.00%
     Total capital            5,545,738     8.69        8.00
     Leverge capital          5,039,103     4.08        4.00


The Agreement - On March 7, 1996, the Bank entered into a written agreement with the Office of the Comptroller of the Currency (the
"Agreement"). The Agreement provides that the Bank's board of directors (the "Board") will perform the following:

  -- Develop a profit plan to improve and sustain the earnings of the Bank;

  -- Develop a three year capital program whereby the Bank will achieve
     Tier 1 capital at least equal to 5% of adjusted total assets, Tier 1 capital at least equal to 8% of risk-weighted assets; and total risk-based capital at least equal to 10% of risk-weighted assets by August 31, 1996;

  -- Employ an independent outside management consultant to review and report on the current management and Board supervision of the Bank and submit a plan of implementation;

  -- Review the adequacy of the Bank's allowance for loan losses and establish an effective program for the maintenance of an adequate allowance for loan losses;

  -- Revise and implement a written asset and liability management policy;

  -- Immediately take all steps necessary to correct each violation of law, rule or regulation cited in any report of examination; and

  -- Cause the Bank to refile amended Reports of Condition and Income for the periods ending March 31, 1995, June 30, 1995 and September 30, 1995 and implement policies and procedures to ensure the accuracy of all regulatory reports filed by the Bank.

The Agreement provides specific time limitations for the completion of the above items, which begin to run from the effective date of the Agreement. Such time requirements may be extended by the OCC for good cause upon written application by the Board.

Management has taken measures to comply with the Agreement and plans to continue these efforts. Failure to comply with the requirements under the Agreement may result in the levy of civil money penalties against the Bank and/or its directors, removal of officers and directors, or institution of Cease-and-Desist proceedings.

Going Concern - The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred net losses of $2,548,405 and $236,974 during the years ended December 31, 1995 and 1994, respectively. As discussed above, the Agreement requires specific actions to be taken by the Board towards improving the financial condition and operating results of the Bank. Based upon the results of operations for 1995, unaudited results for the three month period ending March 31, 1996, and management's budgeted results for the remainder of 1996, it appears possible that the Bank will not be able to maintain sufficient capital without the sale of a significant portion of the Bank's assets/deposits or by raising additional capital through subsequent offerings or private placements.

These factors, among others, may indicate the Company will be unable to continue as a going concern. The consolidated financial statements do not include the adjustments, if any, that might have been required had the outcome of the above-mentioned uncertainties been known, nor any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on the Company's ability to comply with the terms of the Agreement, meet prescribed capital requirements, and ultimately, return to profitable operations.

Management's Plans - Management has undertaken plans to reduce operating expenses, restructure the deposit and loan portfolios, increase the loan-to-deposit ratio, and reduce the Bank's interest rate risk by more closely matching the maturities of interest bearing deposits with interest earning assets, in efforts to reduce the Bank's net operating losses. Management is also considering alternatives which include the sale of one or more branches and/or the possibility of raising additional capital through private placements.

New Legislation - Congress has enacted legislation that would impose a one-time special assessment on savings associations in order to recapitalize the Savings Association Insurance Fund ("SAIF"). The legislation would require SAIF member institutions to pay a special assessment rate of approximately 86 basis points per $100 of all assessable deposits as of a certain date. The FDIC has exempted the Bank from payment of the special assessment. However, the Bank will continue to pay higher semi-annual assessments than those institutions which pay the special assessment.

3.     INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows:

                                                 December 31, 1995
                                                 Gross         Gross
                                    Amortized  Unrealized    Unrealized        Fair
                                      Cost       Gains         Losses         Value

     Held to maturity:
     U.S. Government agency
     obligations                  $ 3,990,440                $ (50,491)     $ 3,939,949
     Mortgage-backed securities     3,816,696                  (44,875)       3,771,821

     Total debt securities
     held to maturity               7,807,136                  (95,366)      7,711,770

     Available for sale:
     U.S. Treasury securities       4,047,285                   (9,905)      4,037,380
     U.S. Government agency
     obligations                   15,536,752                  (15,139)     15,521,613
     Mortgage-backed securities    16,956,274     $ 9,952     (297,547)     16,668,679

     Total debt securities
     available for sale            36,540,311       9,952     (322,591)     36,227,672

     Federal Reserve Bank stock       261,259                                  261,259
     FNMA stock                       388,800                                  388,800

     Total investment securities,
     available for sale            37,190,370       9,952     (322,591)     36,877,731

                                  $44,997,506     $ 9,952    $(417,957)    $44,589,501

                                                  December 31, 1994
                                                   Gross        Gross
                                   Amortized     Unrealized   Unrealized      Fair
                                     Costs         Gains        Losses        Value
     Held to maturity:
     U.S. Treasury securities     $ 7,372,613                $(923,616)    $ 6,448,997
     U.S. Government agency
     obligations                    3,987,845                 (380,206)      3,607,639
     Mortgage-backed securities    10,012,330                 (834,922)      9,177,408
     Municipal securities           8,462,134                 (785,198)      7,676,936

     Total debt securities
     held to maturity              29,834,922               (2,923,942)     26,910,980


     Available for sale:
     U.S. Treasury securities       4,083,507                 (249,300)      3,834,207
     U. S. Government agency
     obligations                    4,001,160                 (267,051)      3,734,109
     Mortgage-backed securities    21,798,360     $ 7,492   (1,248,668)     20,557,184

     Total debt securities
     available for sale            29,883,027       7,492   (1,765,019)     28,125,500

     Federal Reserve Bank stock       240,000                                  240,000
     FNMA stock                       721,200                                  721,200

     Total investment securities,
     available for sale               30,844,227    7,492   (1,765,019)     29,086,700

                                     $60,679,149   $7,492  $(4,688,961)    $55,997,680


The Federal Reserve Bank stock does not have a readily determinable fair value because ownership in this investment is restricted and they are not traded in a recognized market. Because of this, no unrealized gains or losses, if any, on this investment are reported as of December 31, 1995 and 1994.

The mortgage-backed securities held as of December 31, 1995 and 1994 are principally comprised of government agency guaranteed securities.

The amortized cost and fair value of debt securities at December
31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized        Fair
                                                    Cost           Value
     Held to maturity:
     Due after one year through five years      $ 3,990,440     $ 3,939,949
     Mortgage-backed securities                   3,816,696       3,771,821

                                                $ 7,807,136     $ 7,711,770

     Available for sale:
     Due in one year or less                    $14,554,634     $14,542,818
     Due after one year through five years        5,029,403       5,016,175

                                                 19,584,037      19,558,993

     Mortgage-backed securities                  16,956,274      16,668,679

                                                $36,540,311     $36,227,672

Proceeds from the sales of investment securities available for sale during 1995 and 1994 were $23,939,766 and $8,725,381, respectively.
Gross gains of $74,149 and $86,770 and gross losses of $137,178 and $61,107 were realized on those sales occurring during 1995 and 1994, respectively.

At December 31, 1995 and 1994, the Bank had $2,094,380 and $23,899,000 in investment securities pledged as collateral on the Federal Home Loan Bank obligation and on public deposits, respectively. The pledged investment securities at December 31, 1995 and 1994 are comprised of available for sale securities with a carrying value of $2,094,380 and $8,121,000, respectively, and held to maturity investments with a carrying value of $0 and $15,778,000, respectively.

4.     LOANS

Major classifications of loans at December 31, 1995 and 1994 are summarized as follows:

                                               1995             1994

     Residential real estate               $ 18,145,760     $ 15,906,308
     Residential construction                   702,645
     Commercial real estate                   4,401,149        3,485,256
     Commercial - non-real estate             4,454,839        3,219,035
     Consumer installment                    29,342,809       32,274,190
     VISA and Mastercard                      4,561,935        4,554,108

                                             61,609,137       59,438,897
     Deferred loan costs                        497,871          459,978
     Unearned income                           (156,180)        (183,240)
     Allowance for loan losses                 (506,635)        (219,963)

     Loans, net                             $61,444,193      $59,495,672


The Bank's primary lending area is Northcentral Florida. Although the Bank's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. It is the Bank's lending policy to collateralize real estate loans based upon certain loan to appraisal value ratios.

Impaired loans on which the accrual of interest has either been discontinued or reduced amounted to $110,837 and $63,249 as of December 31, 1995 and 1994, respectively.

The activity in the allowance for loan losses is as follows:

                                        1995          1994

     Balance - Beginning of year     $ 219,963     $ 238,975
     Provision                         735,000       155,474
     Recoveries                         30,017         8,485
     Charge-offs                      (478,345)     (182,971)

     Balance - End of year           $ 506,635     $ 219,963


The Company transacts business with directors and officers of the Company in the ordinary course of business. Total loans outstanding to these parties and their related interests at December 31, 1995 and 1994 were approximately $2,612,436 and
$2,804,041, respectively.

5.     PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 1995 and 1994 are summarized as follows:

                                                     1995            1994

     Land                                        $  200,000      $  200,000
     Buildings                                      705,646         742,382
     Furniture, equipment and automobiles         1,798,121       1,010,984
     Leasehold improvements                         582,081         108,755

                                                  3,285,848       2,062,121
     Accumulated depreciation and amortization     (585,276)       (445,726)

     Bank premises and equipment, net            $2,700,572      $1,616,395


Depreciation and amortization of $107,175 and $138,131 are included in operating expenses for 1995 and 1994, respectively.

6.     INTEREST BEARING DEPOSITS

The composition of interest bearing deposits at December 31, 1995 and 1994 are summarized below:

                                               1995            1994

     NOW accounts                          $ 8,621,737     $ 8,275,574
     Money market accounts                   8,765,853       9,345,183
     Savings accounts                        8,673,519      10,891,488
     Time deposits of $100,000 or more       9,291,362       8,538,564
     Other time deposits                    72,789,210      60,601,828


7.     INCOME TAXES

The income tax provisions for 1995 and 1994 were related to deferred income taxes.
The Company's provision (benefit) for income taxes differs from the amount computed by applying the statutory Federal income tax rate to pretax income for the following reasons:

                                                         1995           1994

     Tax benefit at Federal statutory rate of 34%     $ (882,576)    $ (124,979)
     Decrease (increase) resulting from:
      Net operating loss                                 912,065
      State income tax (net of Federal income
       tax benefit)                                                     (20,217)
      Other - net                                                        14,585

     Total                                            $   29,489     $ (130,611)


The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, is presented below:

                                                         1995           1994

     Deferred tax assets:
     Allowance for loan losses                        $  113,514     $   54,275
     Net operating loss carryforward                   1,414,717        450,640
     Unrealized loss on investment securities            116,959        661,357
     Other                                                 9,411          4,291

     Gross deferred tax assets                         1,654,601      1,170,563
     Valuation allowance for deferred tax assets      (1,147,143)      (123,781)

     Net deferred tax assets                             507,458      1,046,782

     Deferred tax liabilities:
     Intangible core deposit premium                     266,098        242,860
     Bank premises and equipment, net                    124,401        118,617

     Gross deferred tax liabilities                      390,499        361,477

     Net deferred tax asset                           $  116,959     $  685,305


As of December 31, 1995, the Company has a tax net operating loss carryforward of approximately $3,800,000 which is scheduled to expire in years 2002 through 2007.

8.     COMMITMENTS

In the normal course of business, the Bank makes various commitments that are not presented in the accompanying consolidated financial statements. At December 31, 1995 and 1994, the Bank had unfunded loan commitments and lines of credit of approximately $8,759,285 and $8,607,000 and standby letters of credit of approximately $20,000 and $37,500. Unused credit card lines included in these commitment balances were $6,918,285 and $5,054,000, respectively. Such commitments all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated balance sheet. Management does not believe that these commitments present any significant liquidity risk to the Bank.

The Company leases building space for branch locations under various operating lease agreements. Several of the lease agreements are with certain directors of the Bank and their respective interests. The operating leases provide for annual increases in base rent based on changes in the Consumer Price Index (with a minimum of 3% in two significant related party leases), and payment of common area maintenance charges. The leases all have renewal options for aggregate periods ranging from 5 to 40 years. Lease expense for the years ended December 31, 1995 and 1994 was approximately $561,163 and $528,300, respectively. Future minimum lease payments under the operating leases, as of December 31, 1995 are as follows:

                             Related
                              Party          Other
                              Lease          Lease
                             Payments       Payments         Total

     1996                  $   514,697     $ 109,290     $   623,987
     1997                      331,098        84,222         415,320
     1998                      240,105        82,248         322,353
     1999                      126,774        82,248         209,022
     2000                       36,525        82,248         118,773
     Thereafter                              222,712         222,712

                           $ 1,249,199     $ 662,968     $ 1,912,167


9.     STOCK OPTIONS

The Company has a Management Stock Option and Non-Qualified Stock Option Plans under which stock options have been granted to key officers, directors and shareholders to purchase 74,500 shares of Company common stock. These options are currently exercisable to purchase common stock at $10 and $12 per share. The options terminate upon cessation of employment or death or expiration of option periods in 1996 through 1998. In 1995 and 1994, 4,433 and 26,435 options were exercised, respectively. Options for an aggregate of 46,632 shares of common stock are exercisable at December 31, 1995.

10.     PARENT COMPANY

Presented below are condensed financial statements for Evergreen
Bancshares, Inc. (parent only):

Condensed Balance Sheets as of December 31, 1995 and 1994

                                                       1995            1994

     Assets:
     Cash and cash equivalents                     $     3,437     $   190,253
     Investment in bank subsidiary                   6,409,871       7,236,225
     Organization costs, net                            43,332          57,777
     Deferred tax asset                                154,839         112,925
     Premises and equipment, net                                       134,409

     Total                                         $ 6,611,479     $ 7,731,589

     Liabilities and Shareholders' Equity:

     Due to subsidiary                                             $   458,144
     Accrued expenses and other liabilities        $    52,247

     Total liabilities                                  52,247         458,144

     Shareholders' equity:
     Common stock                                      947,294         894,426
     Additional paid-in capital                      8,529,089       7,653,062
     Accumulated deficit                            (2,721,471)       (173,066)
     Unrealized losses on investment securities
      net of income taxes                             (195,680)     (1,100,977)

     Total shareholders' equity                      6,559,232       7,273,445

     Total                                         $ 6,611,479     $ 7,731,589



Condensed Statements of Operations and Retained Earnings (Deficit)
For the Years Ended December 31, 1995 and 1994

                                                                 1995            1994

     Equity in undistributed net loss of bank subsidiary     $(2,431,638)     $ (17,588)
     Dividend income                                                             80,000
     Interest income                                               4,147            614
     Amortization of organizational expenses                     (14,445)       (14,431)
     Salaries and employee benefits                               (7,500)      (135,927)
     Occupancy expense                                                         (107,092)
     Other expenses                                             (140,883)      (103,228)
     Income tax benefit                                           41,914         60,678

     Net loss                                                 (2,548,405)      (236,974)
     Dividends paid                                                            (131,059)
     Retained earnings (deficit), beginning of year             (173,066)       194,967

     Accumulated deficit, end of year                        $(2,721,471)     $(173,066)


Condensed Statements of Cash Flows For the Years Ended
December 31, 1995 and 1994


                                                             1995          1994

     Operating activities:
     Net loss                                            $(2,548,405)   $(236,974)
     Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities:
     Equity in undistributed net loss of subsidiary        2,431,638       17,588
     Amortization of organizational expenses                  14,445       14,431
     Increase in deferred tax asset                          (41,914)    (112,925)
     (Decrease) increase in other liabilities               (271,475)     458,144
     Net cash (used in) provided by operating activities    (415,711)     140,264

     Investing activities:
     Capital contributed to subsidiary                      (700,000)
     Purchase of bank premises                                           (134,409)
     Net cash used in investing activities                  (700,000)    (134,409)

     Financing activities:
     Proceeds from sale of common stock                      928,895      163,492
     Dividends paid                                                      (131,059)
     Net cash provided by financing activities               928,895       32,433

     (Decrease) increase in cash and cash equivalents       (186,816)      38,288
     Cash and cash equivalents, beginning of year            190,253      151,965

     Cash and cash equivalents, end of year              $     3,437    $ 190,253


11.     EMPLOYEE BENEFIT PLAN

During 1994, the Bank established a 401(k) Savings Plan which covers substantially all full-time employees of the Bank.
Employees may elect to defer and contribute between 1% and 15% of their compensation to the Plan, subject to a maximum dollar amount of $9,240 in 1995 and 1994.

The cost of administering the Plan totaled $1,900 and $1,207 for the years ended December 31, 1995 and 1994, respectively.

12.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

In 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). This statement addresses disclosure of estimated fair values of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities - For investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities - The fair value of deposit liabilities is estimated using the rates currently offered for similar deposits of similar remaining maturities. Such estimate of fair value is not intended to represent market value, deposit based premium or portfolio liquidation value, and only represents an estimate of fair value based on interest rates as required by current financial reporting requirements.

Commitments to Extend Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fees for such investments are consistent with fees currently charged by the Bank. Accordingly, disclosure of the carrying amount and fair value of these balance sheet financial statements have been omitted.

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 1995 are as follows:

                                            Carrying            Fair
                                              Value             Value

     Financial assets:
     Cash and cash equivalents            $  12,319,701     $  12,319,701
     Investment securities                   45,019,162        44,589,501
     Loans, net of unearned interest and
     deferred loan fees                      61,444,193        63,623,367

     Financial liabilities:
     Deposits                             $ 108,141,681     $ 109,236,365

13     SUBSEQUENT EVENTS (UNAUDITED)

In September, 1996, the Bank modified its capital and profitability plan to recognize that it failed to attain the capital ratios required by the Formal Agreement (as discussed in Note 2) and to improve its profitability. The plan provides for the Bank to monitor asset growth giving consideration to the favorable impact limiting growth would have on the Bank's capital ratios; changing the mix of assets and liabilities by emphasizing loans in favor of investment securities and core deposits in favor of high cost deposits; improving the net interest margin and non-interest income and controlling overhead; and augmenting capital.

The Bank's primary plan to augment capital is through a private placement of additional stock. The Company entered into a Common Stock Purchase Agreement with certain of its directors dated October 17, 1996, which contemplates sales of equity principally through the sale of shares of Company's stock at $17.00 per share at various times during the remainder of 1996 and 1997. This additional capital will support loan and deposit growth and portfolio restructurings. An additional provision added by amendment dated November 14, 1996, is a capital injection feature where the purchasing shareholders agreed to purchase additional equity from the Company (for injection into the Bank) within thirty days of any quarter end during 1997 that the Bank does not attain certain prescribed capital ratios. These prescribed quarterly capital ratios targets gradually increase over 1997 to the level of the capital ratios required under the Formal Agreement.

On November 21, 1996, the OCC approved the Capital Plan, as amended. If the Bank fails to successfully implement the Capital
Plan, it will be subject to significant restrictions on its operations as provided by federal law and likely enforcement action by the OCC.


                         EXHIBIT 10.5-1

              Robert W. Minnick, Jr. Employment Agreement

                         EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made as of this the 28 day of December, 1995, among Guaranty National Bank of Tallahassee, ("GUARANTY") a national banking association, and its sole shareholder EVERGREEN BANCSHARES, INC., with its principal place of business located at 1706 West Tennessee Street, Tallahassee, Florida 32301 (hereinafter referred to as the "Employer"), and Robert W. Minnick, Jr. whose residential address is 1309 Leewood Drive, Tallahassee, Florida 32312 (hereinafter referred to as the "Employee").

                                Recitals

     WHEREAS, Employer recognizes that Employee must be a key factor in the success of Employer's business.

     NOW THEREFORE, in consideration of the mutual covenants and premises, and a signing bonus paid herewith in the amount of Thirty Thousand Dollars ($30,000.00), the parties hereto agree as follows:


     1.      [Reserved]

     2.      Term of Employment.

     2.1 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer for an initial term of five (5) years beginning on January 1, 1996, and terminating on December 31, 2000.

     2.2 Renewal. Unless either party notifies the other before December 1, 1999 of an intent not to permit the renewal of this agreement, this contract shall be deemed to be renewed on the same terms as this agreement for an additional three year period to December 31, 2003.

     3.      Duties of Employee.

     3.1 General Duties. Employee will serve as President and Chief Executive Officer of EVERGREEN and until relieved, CEO and Acting President of GUARANTY, with duties and responsibilities customary to those offices. During the Employment Term, Employee will report solely to Employer's Board of Directors. Employees shall do and perform all services or acts necessary or advisable to manage and conduct the business of the Employer, subject always to the policies set by the Board of Directors, and in accordance with any and all governing rules and regulations of regulatory agencies. In discharging the foregoing duties, Employee shall use such prudence and due care as is customary for officers of institutions similar to Employer, and shall act at all times in good faith and with loyalty to Employer.

     3.2 Devotion of Entire Time to Employer's Business. The Employee shall devote his entire productive time, ability, and attention to the business of the Employer during the Employment Term. The Employee shall not directly or indirectly render any services of a business, commercial, or professional nature to any other persons or organization, whether for compensation or otherwise, without the prior written consent of the Board of Directors or the Joint Executive Planning Committee of the Employer; provided, however, that the foregoing shall not preclude reasonable participation as a member in community, civic, trade association or similar organizations, or the pursuit of personal investments which do not interfere with normal business activities of Employer.

     3.3 Uniqueness of Employee's Services. The Employee hereby represents that the service to be performed by him under the terms of this Agreement are of special, unique, unusual, extraordinary, intellectual character which gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. The Employee therefore expressly agrees that the Employer, in addition to any other rights or remedies which the Employer may possess, shall be entitled to injunctive and other equitable relief to prevent a breach of this Agreement by the Employee.

     4.      Compensation of Employee.

     4.1 Salary. As compensation for his services hereunder, the Employee shall receive a salary of One Hundred Twenty Thousand and No/100 Dollars ($120,000.00), per year, payable in accordance with the general payroll practice of Employer. During each succeeding year of the term hereof, Employee's salary shall be increased by no less than three percent (3%) over the previous year's salary. The Board of Directors may provide for a larger annual increase at its discretion.

     4.2 Bonus. Employee shall be entitled to additional compensation in the form of an annual bonus measured as a percentage of his salary described in Section 4.1, payable on or before January 15 of each following year.

     Employee will be compensated with the bonus in accordance with the plan specified below, contingent on Employer's achievement of a return on average asset of at least 1.0% (the "Threshold Level"), if 1.0%, bonus is 1.0% of salary; if 1.1%, bonus is 2.0% of salary; if 1.2%, bonus is 3.0% of salary; if 1.3%, bonus is 5.0% of salary; if 1.35% or greater, bonus is 10.0% of salary. In addition to the Threshold Level bonus, Employee will be compensated with a Performance Area bonus in accordance with the plan specified below (the "Performance Area". If Employer shall not achieve the Threshold Level, Employee's entitlement to a bonus shall be measured by his achievement for each year of the employment term in each of three Performance Areas: (1) classified assets as a percentage of total assets at year end ("Classified Level"): (2) loans past due thirty (30) days or longer as a percentage of total loans at year end ("Past Due Level"); (3a) growth in deposits during the year over the deposits at the previous year ("Deposit Growth"); and (3b) growth in loans during the year over loans at the previous year end ("Loan Growth"). Deposit Growth and Loan Growth shall constitute a single Performance Area and the achievement of Loan Growth and Deposit Growth levels of achievement shall be required to achieve the Growth Performance Area.

     Achievement for each Performance Area shall be determined by reference to the criteria outlined below. Achievement in a Performance Area shall entitle Employee to a bonus for that achievement of five percent (5%) of his salary.

                                       LEVEL OF ACHIEVEMENT
     PERFORMANCE AREA                  TO ATTAIN BONUS

     (1)  Classified Level              Less than or equal to 1.0%

     (2)  Past Due Level                Less than or equal to 2.0%

     (3)  Growth
          Deposit Growth                Greater than or equal to 5%
          Loan Growth                   Greater than or equal to 8%

     4.3 Automobile. Employee shall be entitled to, at no cost to Employee, an automobile customary to persons in his position in the industry, all of the expenses of which shall be paid by Employer. Such automobile shall be purchased by Employer and provided to Employee no later than one (1) month after the date of this Agreement. No later than two (2) years after the date of this Agreement, Employer shall purchase for Employee's use a new replacement vehicle.

     4.4 Employment Benefit Program. Employee shall be entitled to participate in any plan of the Employer relating to group medical insurance coverage or retirement benefits that the Employer may adopt for the benefit of its executive employees. Employer shall pay one hundred percent (100%) of the premiums for Employee's medical insurance coverage.

     4.5 Stock Options. Thirty (30) days after execution of this agreement, Evergreen shall grant stock options on 10,000 shares of stock of Evergreen under Evergreen's Incentive Stock
Option Plan, as amended.

     4.6 Club Memberships. Employer shall reimburse Employee's club membership expenses for one country club and one social club of the Employee's choosing.

     5.      Termination of Employment.

     5.1 By Employer. This Agreement may be terminated by decision of three-fourths of the Board of Directors of the Employer upon thirty (30) days' notice of termination, but only for just cause upon thirty (30) days notice of termination.

     5.2 Termination for Cause. For the purpose of this Agreement, "cause" shall mean termination for personal dishonesty, incompetence, repeated or flagrant misconduct, breach of fiduciary duty involving personal profit, consistent failure to perform stated duties, repeated or flagrant violation of any law, rule or regulation applicable to Employee's occupation (other than traffic violations or similar offenses), or of a cease-and-desist order issued by the office of the Comptroller of the Currency which requires the replacement of senior management.

     5.3     [Reserved]

     5.4 Termination by Employee. Employee may terminate his employment with Employer at any time by giving ninety (90) days' written notice of such termination to Employer in the manner provided below for the giving of notices. Upon such termination, all salary and other benefits shall cease on the date of termination. Such termination shall not prejudice any remedy which Employer may have either at law, in equity, or under this Agreement.

     6.      Remedies in the Event of Breach.

     6.1 Damages for Breach of Contract. In the event of a breach of this Agreement by the Employer, the Employee may recover from the Employer ninety percent (90%) of the remaining amount owed him as salary for all periods remaining under this Agreement if paid in one lump sum, and the entire remaining amount if paid as and when due (the election of which shall be at the discretion of the Employer). Any termination of Employee not for cause shall be conclusively deemed to be a breach of this Agreement by the Employer.

     6.2 Change in Control. Notwithstanding any other provision of this Agreement, in the event of a change in control of Employer, either party shall, within three (3) months after the consummation of such change in control, have the right to terminate this Agreement. For purposes of this paragraph, a "change in control" of Employer shall occur at any time that the members of the Board of Directors extant of the date of this Agreement, members of their immediate family, any entity controlled by such director or a member of his immediate family, any trust under which the beneficiaries are one or more of such directors or one or more members of their immediate family, and the Employee (hereinafter, the "Present Control Group") shall fail to own in the aggregate at least (i) 51% of the outstanding voting shares of Employer or a company which owns 100% of the stock of Employer (the "Parent") or
(ii) 35% of such shares of Employer or the Parent so long as no other shareholder (or "group" within the meaning of Regulation 13D of the Securities and Exchange Commission or persons "acting in concert" as defined in or interpreted under 12 C.F.R. Part 5.50) of Employer's or the Parent's voting shares holds more than 10% of such voting shares. If, as a result of such a change in control or at any other time (other than being relieved as CEO and Acting President of GUARANTY), Employee's position, duties and/or responsibilities materially change Employee shall have the right to terminate this Agreement and shall have no further responsibility hereunder. Any termination by Employee under this paragraph shall be treated as a termination other than for cause. If termination under this paragraph shall occur with more than one year remaining in the term of employment, as provided by Section 2 of this Agreement, such termination shall be treated as a breach of this Agreement by the Employer with exactly one year remaining in the term of employment and Employee shall continue to be compensated as provided under Section 6.1 for only one year after the date of termination.

     7. Confidentiality. Employee agrees to hold in the strictest confidence any information and material which is related to the business of Employer, or which is designated as proprietary and confidential by the Employer. Employee further agrees that, at no time during the course of the Agreement by and between the Employer and Employee, shall Employee divulge any proprietary, confidential, secret, or other privileged information concerning Employer, its customers, finances, costs, pricing, profits, sales, salaries, internal operations or workings, trade secrets, consultants, research sources, products, processes, know-how, marketing methods, future plans or other business of the Employer, or other trade information of any kind whatsoever acquired by Employee while associated with Employer. Employee further agrees that all such information shall be deemed acquired and held by Employee in a fiduciary capacity and for the benefit of the Employer.

     8. Non-Compete. Employee further agrees that he will not, directly or indirectly, solicit or attempt to solicit business or patronage from any customer of Employer nor any person, corporation, or other such entity for other than Employer, for such business and services now engaged in by Employer. Employee will not, during the course of his employment or business relationship with Employer, and for a period of two (2) years following the termination of such business relationship, or so long as Employer or its related entities continue to carry on a like business, service contracts with and accounts from, or work in the business of banking for any entity other than Employer for the purpose of providing services now engaged in by Employer.

     The parties hereto agree that the scope of this Agreement is the entire of the international marketplace serviced by Employer or its related entities at that time of termination of employment and the entire national marketplace for banking services by Employer.

     Employee agrees that, at no time during Employee's employ with Employer, Employee will not engage in any business, calling or enterprise which is or may be contrary to the welfare, interest, or benefit of the Employer.

     9.      General Provisions.

     9.1 Notices. Any notices to be given hereunder by either party to the other party may be effected by personal delivery in writing or by mail, registered or certified, postage prepaid, with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but each party may change his address by written notice in accordance with this paragraph. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of the second day following deposit in the United States Mail.

     9.2 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment in any manner whatsoever. Each party to this Agreement acknowledges that no representations. inducements. promises. or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

     9.3 Partial Invalidity. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

     9.4 Heirs and Assigns. This Agreement shall inure the benefit of, and be enforceable against, the heirs and assigns of the parties hereto.

     9.5 Interpretation. This Agreement has been prepared jointly by the parties and it is agreed that it shall not be interpreted against either of the parties as matter of interpretation of contracts.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the day first above written.

                                EMPLOYEE:

                                /s/ Robert W. Minnick, Jr.
                                    ROBERT W. MINNICK, JR.


                                EMPLOYER:

                                GUARANTY NATIONAL BANK OF
                                TALLAHASSEE



BY:  /s/ Linda C. Alexionok      BY:  /s/ David A. Barrett

Its Senior Vice President        Its  Vice Chairman


                                 EMPLOYER:

                                 EVERGREEN BANCSHARES, INC.

                                 BY:  /s/ David A. Barrett

                                 Its  Chairman

                            EXHIBIT 10.5-2

                Linda C. Alexionok Employment Agreement

                           EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made as of this the 28 day of December, 1995, between Guaranty National Bank of Tallahassee, a national banking association, with principal place of business located at 1706 West Tennessee Street, Tallahassee, Florida, 32301 (hereinafter referred to as the "Employer"), and Linda Alexionok [Senior Vice President], whose residential address is 2212 Woodlawn, Tallahassee, Florida 32303 (hereinafter referred to as the "Employee") and specially joined by Evergreen Bancshares, Inc., with same address as Employer, the sole shareholder of Employer ("Evergreen").

                               Recitals

     WHEREAS, Employer recognize that Employee is a key factor in the success of Employer's business.

     NOW, THEREFORE, in consideration of the mutual covenants and premises, and a signing bonus paid herewith in the amount of Twelve Thousand Five Hundred Dollars ($12,500.00) the parties hereto agree as follows:

     1.      [Reserved]

     2.      Term of Employment.

     2.1 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer for an initial term of five (5) years beginning on January 1, 1996, and terminating on December 31, 2000.

     2.2 Renewal. Unless either party notifies the other before December 1, 1999 of an intent not to permit the renewal of this agreement, this contract shall be deemed to be renewed on the same terms as this agreement for an additional three (3) year period to December 31, 2003.

     3.     Duties of Employee.

     3.1 General Duties. Employee will serve as Senior Vice President/Operations of Employer, with the duties and responsibilities customary to that office. During the Employment Term, Employee will report to Employer's Board of Directors or to the Chief Executive Officer. Employees shall do and perform all services or acts necessary or advisable to manage and conduct the business of the Employer, subject always to the policies set by the Board of Directors, and in accordance with any and all governing rules and regulations of regulatory agencies. In discharging the foregoing duties, Employee shall use such prudence and due care as is customary for officers of institutions similar to Employer, and shall act at all times in good faith and with loyalty to Employer.

     3.2 Devotion of Entire Time to Employer's Business. The Employee shall devote his entire productive time, ability, and attention to the business of the Employer during the Employment Term. The Employee shall not directly or indirectly render any services of a business, commercial, or professional nature to any other persons or organization, whether for compensation or otherwise, without the prior written consent of the Board of Directors or the Joint Executive Planning Committee of the Employer; provided, however, that the foregoing shall not preclude reasonable participation as a member in community, civic, trade association or similar organizations, or the pursuit of personal investments which do not interfere with normal business activities of Employer.

     3.3 Uniqueness of Employee's Services. The Employee hereby represents that the service to be performed by him under the terms of this Agreement are of a special, unique, unusual, extraordinary, intellectual character which gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. The Employee therefore expressly agrees that the Employer, in addition to any other rights or remedies which the Employer may possess, shall be entitled to injunctive and other equitable relief to prevent a breach of this Agreement by the Employee.

     4.      Compensation of Employee.

     4.1 Salary. As compensation for his services hereunder, the Employee shall receive a salary of Seventy Five Thousand Dollars ($75,000.00), per year, payable in accordance with the general payroll practice of Employer. During each succeeding year of the term hereof, Employee's salary shall be increased by no less than three percent (3%) over the previous year's salary. The Board of Directors may provide for a larger annual increase at its discretion.

     4.2 Bonus. Employee shall be entitled to additional compensation in the form of an annual bonus measured as a percentage of her salary described in Section 4.1, payable on or before January 15 of each following year.

     Employee will be compensated with the bonus in accordance with the plan specified below (the "Threshold level"). If Employer shall not achieve the Threshold Level, Employee shall not be eligible for any bonus.

     Achievement in the Performance Area below shall entitle
Employee to a bonus for that achievement of the percentage of the salary indicated:

                          THRESHOLD LEVEL TO
PERFORMANCE AREA          ATTAIN APPLICABLE BONUS     BONUS

Return on Assets          1.00 to 1.34                5% of salary
                          1.35 and over               10% of salary

     4.3 Automobile. Employee shall be entitled to, at no cost to
Employee, an automobile customary to persons in his position in the industry, all of the expenses of which shall be paid by Employer. Such automobile shall be purchased by Employer and provided to Employee no later than one (1) month after the date of this Agreement.

     4.4 Employment Benefit Program. Employee shall be entitled to participate in any plan of the Employer relating to group medical insurance coverage or retirement benefits that the Employer may adopt for the benefit of its executive employees. Employer shall pay one hundred percent (100%) of the premiums for Employee's medical insurance coverage.

     5.0     Termination of Employment.

     5.1 By Employer. This Agreement may be terminated by written decision of three-fourths of the Board of Directors of the Employer or Chief Executive Officer and a majority of the Board of Directors , but only for just cause upon thirty (30) days' notice of termination.

     5.2 Termination for Cause. For the purpose of this Agreement, "cause" shall mean termination for personal dishonesty, professional incompetence, repeated or flagrant misconduct, breach of fiduciary duty involving personal profit, consistent failure to perform stated duties, repeated or flagrant violation of any law, rule or regulation applicable to Employee's occupation (other than traffic violations or similar offenses), or of a cease-and-desist order issued by the office of the Comptroller of the Currency which requires the replacement of senior management.

     5.3     [Reserved]

     5.4 Termination by Employee. Employee may terminate his employment with Employer at any time by giving ninety (90) days' written notice of such termination to Employer in the manner provided below for the giving of notices. Upon such termination, all salary and other benefits shall cease on the date of termination. Such termination shall not prejudice any remedy which either party may have either at law, in equity, or under this Agreement.

     6.      Remedies in the Event of Breach.

     6.1 Damages for Breach of Contract. In the event of a breach of this Agreement by the Employer, the Employee may recover from the Employer ninety percent (90%) of the remaining amount owed him as salary for all periods remaining under this Agreement if paid in one lump sum, and the entire remaining amount if paid as and when due (the election of which shall be at the discretion of the Employer). Any termination of Employee not for cause shall be conclusively deemed to be a breach of this Agreement by the Employer.

     6.2 Change in Control. Notwithstanding any other provision of this Agreement, in the event of a change in control of Employer, Employee, within three (3) months after the consummation of such change in control, have the right to terminate this Agreement. For purposes of this paragraph, a "change in control" of Employer shall occur at any time that the members of the Board of Directors extant of the date of this Agreement, members of their immediate family, any entity controlled by such director or a member of his immediate family, any trust under which the beneficiaries are one or more of such directors or one or more members of their immediate family, and the Employee (hereinafter, the "Present Control Group") shall fail to own in the aggregate at least (i) 51% of the outstanding voting shares of Employer or a company which owns 100% of the stock of Employer (the "Parent") or
(ii) 35% of such shares of Employer or the Parent so long as no other shareholder (or "group" within the meaning of Regulation 13D of the Securities and Exchange Commission or persons "acting in concert" as defined in or interpreted under 12 C.F.R. Part 5.50) of Employer's or the Parent's voting shares holds more than 10% of such voting shares. If, as a result of such a change in control or at any other time, Employee shall have the right to terminate this Agreement, and shall have no further responsibility hereunder. Any termination by Employee under this paragraph shall be treated as a termination other than for cause. If termination under this paragraph shall occur with more than one year remaining in the term of employment, as provided by Section 2 of this Agreement, such termination shall be treated as a breach of this Agreement by the Employer with exactly one year remaining in the term of employment and Employee shall continue to be compensated as provided under
Section 6.1 for only one year after the date of termination.

     7.     Confidentiality.   Employee agrees to hold in the
strictest confidence any information and material which is related to the business of Employer, or which is designated as proprietary and confidential by the Employer. Employee further agrees that, at no time during the course of the Agreement by and between the Employer and Employee, shall Employee divulge any proprietary, confidential, secret, or other privileged information concerning Employer, its customers, finances, costs, pricing, profits, sales, salaries, internal operations or workings, trade secrets, consultants, research sources, products, processes, know-how, marketing methods, future plans or other business of the Employer, or other trade information of any kind whatsoever acquired by Employee while associated with Employer. Employee further agrees that all such information shall be deemed acquired and held by Employee in a fiduciary capacity and for the benefit of the Employer.

     8. Non-Compete. Employee further agrees that he will not, directly or indirectly, solicit or attempt to solicit business or patronage from any customer of Employer nor any person, corporation, or other such entity for other than Employer, for such business and services now engaged in by Employer. Employee will not, during the course of his employment or business relationship with Employer, and for a period of two (2) years following the termination of such business relationship, or so long as Employer or its related entities continue to carry on a like business, service contracts with and accounts from, or work in the business of banking for any entity other than Employer for the purpose of providing services now engaged in by Employer.

     The parties hereto agree that the scope of this Agreement is the entire of the international marketplace serviced by Employer or its related entities at that time of termination of employment and the entire national marketplace for banking services by Employer.

     Employee agrees that, at no time during the Employee's employ with Employer, Employee will not engage in any business, calling or enterprise which is or may not be contrary to the welfare, interest, or benefit of the Employer.

     9.      General Provisions.

     9.1 Notices. Any notices to be given hereunder by either party to the other party may be effected by personal delivery in writing or by mail, registered or certified, postage prepaid, with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but each party may change his address by written notice in accordance with this paragraph. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of the second day following deposit in the United States Mail.

     9.2 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment in any manner whatsoever. Each party to this Agreement acknowledges that no representations, inducements, promises, or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

     9.3 Partial Invalidity. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

     9.4 Heirs and Assigns. This Agreement shall inure the benefit of, and be enforceable against, the heirs and assigns of the parties hereto.

     9.5 Interpretation. This Agreement has been prepared jointly by the parties and it is agreed that it shall not be interpreted against either of the parties as matter of interpretation of contracts.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day first above written.

                         EMPLOYEE:

                                 /s/ Linda C. Alexionok
                         LINDA ALEXIONOK


                         EMPLOYER:

                         GUARANTY NATIONAL BANK





BY:      /s/ David A. Barrett           BY:    /s/ Robert W. Minnick, Jr.

Its           Vice Chairman             Its              CEO



     By execution hereof by its duly authorized officers, Evergreen joins in the foregoing Agreement and undertakes that to the extent applicable, Evergreen will be bound thereby and will do and perform all acts and things referred to or provided to be done by Evergreen.

                         EVERGREEN BANCSHARES, INC.

                         BY:    /s/ Robert W. Minnick, Jr.

                         Its              President


                             EXHIBIT 10.5-3

                    Gary F. Linton Employment Agreement

                            EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made as of this the 28 day of December, 1995, between Guaranty National Bank of Tallahassee, a national banking association, with principal place of business located at 1706 West Tennessee Street, Tallahassee, Florida 32301 (hereinafter referred to as the "Employer"), and Gary F. Linton [Senior Vice President], whose residential address is 4001 McLaughlin Drive, Tallahassee, Florida 32308 (hereinafter referred to as the "Employee") and specially joined by Evergreen Bancshares, Inc., with same address as Employer, the sole shareholder of Employer ("Evergreen").

                               Recitals

     WHEREAS, Employer recognizes that Employee must be a key factor in the success of Employer's business.

     NOW THEREFORE, in consideration of the mutual covenants and premises, and a signing bonus paid herewith in the amount of Twelve Thousand Five Hundred Dollars ($12,500.00) the parties hereto agree as follows:

     1.      [Reserved]

     2.      Term of Employment.

     2.1 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer for an initial term of five (5) years beginning on January 1, 1996, and terminating on December 31, 2000.

     2.2 Renewal. Unless either party notifies the other before December 1, 1999 of an intent not to permit the renewal of this agreement, this contract shall be deemed to be renewed on the same terms as this agreement for an additional three year period to December 31, 2003.

     3.      Duties of Employee.

     3.1 General Duties. Employee will serve as Senior Vice President/Loans of Employer, with the duties and responsibilities customary to that office. During the Employment Term, Employee will report solely to Employer's Board of Directors or to the Chief Executive Officer. Employees shall do and perform all services or acts necessary or advisable to manage and conduct the business of the Employer, subject always to the policies set by the Board of Directors, and in accordance with any and all governing rules and regulations of regulatory agencies. In discharging the foregoing duties, Employee shall use such prudence and due care as is customary for officers of institutions similar to Employer, and shall act at all times in good faith and with loyalty to Employer.

     3.2 Devotion of Entire Time to Employer's Business. The Employee shall devote his entire productive time, ability, and attention to the business of the Employer during the Employment Term. The Employee shall not directly or indirectly render any services of a business, commercial, or professional nature to any other persons or organization, whether for compensation or otherwise, without the prior written consent of the Board of Directors or the Joint Executive Planning Committee of the Employer; provided, however, that the foregoing shall not preclude reasonable participation as a member in community, civic, trade association or similar organizations, or the pursuit of personal investments which do not interfere with normal business activities of Employer.

     3.3 Uniqueness of Employee's Services. The Employee hereby represents that the service to be performed by him under the terms of this Agreement are of special, unique, unusual, extraordinary, intellectual character which gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. The Employee therefore expressly agrees that the Employer, in addition to any other rights or remedies which the Employer may possess, shall be entitled to injunctive and other equitable relief to prevent a breach of this Agreement by the Employee.

     4.      Compensation of Employee.

     4.1 Salary. As compensation for his services hereunder, the Employee shall receive a salary of Seventy Five Thousand Dollars ($75,000.00), per year, payable in accordance with the general payroll practice of Employer. During each succeeding year of the term hereof, Employee's salary shall be increased by no less than three percent (3%) over the previous year's salary. The Board of Directors may provide for a larger annual increase at its discretion.

     4.2 Bonus. Employee shall be entitled to additional compensation in the form of an annual bonus measured as a percentage of his salary described in Section 4. 1, payable on or before January 15 of each following year, Employee will be compensated with the bonus in accordance with the plan specified below, contingent on Employer's achievement of a return on average asset of at least 1.0% (the "Threshold Level") with a bonus of 1.0% of salary; if 1.1%, bonus is 2.0% of salary; if 1.2%, bonus is 3.0% of salary; if 1.3, bonus is 5.0% of salary. In addition to the "Threshold Level" bonus, Employee will be compensated with a Performance Area Bonus in accordance with the plan specified below (the "Performance Area"). If Employer shall not achieve the Threshold Level, Employee's entitlement to a bonus shall be measured by his achievement for each year of the employment term in two Performance Areas: (1) classified assets as a percentage of total assets at year end ("Classified Level"); and (2) loans past due thirty (30) days or longer as a percentage of total loans at year end ("Past Due Level").

     Achievement for each Performance Area shall be determined by reference to the criteria outlined below. Achievement in a Performance Area shall entitle Employee to a bonus for that achievement of five percent (5%) of his salary.

                                    LEVEL OF ACHIEVEMENT
     PERFORMANCE AREA               TO ATTAIN BONUS

     (1)  Classified Level          Less than or equal to 1.0%

     (2)  Past Due Level            Less than or equal to 2. 0%

     4.3 Automobile. Employee shall be entitled to, at no cost to Employee, an automobile customary to persons in his position in the industry, all of the expenses of which shall be paid by Employer. Such automobile shall be purchased by Employer and provided to Employee no later than one (1) month after the date of this Agreement.

     4.4 Employment Benefit Program. Employee shall be entitled to participate in any plan of the Employer relating to group medical insurance coverage or retirement benefits that the Employer may adopt for the benefit of its executive employees. Employer shall pay one hundred percent (100%) of the premiums for Employee's medical insurance coverage.

     5.      Termination of Employment.

     5.1 By Employer. This Agreement may be terminated by decision of three-fourths of the Board of Directors of the Employer or Chief Executive Officer and a majority of the Board of Directors, but only for just cause upon thirty (30) days' notice of termination.

     5.2 Termination for Cause. For the purpose of this Agreement, "cause" shall mean termination for personal dishonesty, incompetence, repeated or flagrant misconduct, breach of fiduciary duty involving personal profit, consistent failure to perform stated duties, repeated or flagrant violation of any law, rule or regulation applicable to Employee's occupation (other than traffic violations or similar offenses), or of a cease-and-desist order issued by the office of the Comptroller of the Currency which requires the replacement of senior management.

     5.3     [Reserved]

     5.4 Termination by Employee. Employee may terminate his employment with Employer at any time by giving ninety (90) days' written notice of such termination to Employer in the manner provided below for the giving of notices. Upon such termination, all salary and other benefits shall cease on the date of termination. Such termination shall not prejudice any remedy which Employer may have either at law, in equity, or under this Agreement.

     6.      Remedies in the Event of Breach.

     6.1 Damages for Breach of Contract. In the event of a breach of this Agreement by the Employer, the Employee may recover from the Employer ninety percent (90%) of the remaining amount owed him as salary for all periods remaining under this Agreement if paid in one lump sum, and the entire remaining amount if paid as and when due (the election of which shall be at the discretion of the Employer). Any termination of Employee not for cause shall be conclusively deemed to be a breach of this Agreement by the Employer.

     6.2 Change in Control. Notwithstanding any other provision of this Agreement, in the event of a change in control of Employer, either party shall, within three (3) months after the consummation of such change in control, have the right to terminate this Agreement. For purposes of this paragraph, a "change in control" of Employer shall occur at any time that the members of the Board of Directors extant of the date of this Agreement, members of their immediate family, any entity controlled by such director or a member of his immediate family, any trust under which the beneficiaries are one or more of such directors or one or more members of their immediate family, and the Employee (hereinafter, the "Present Control Group") shall fail to own in the aggregate at least (i) 51% of the outstanding voting shares of Employer or a company which owns 100% of the stock of Employer (the "Parent") or
(ii) 35% of such shares of Employer or the Parent so long as no other shareholder (or "group" within the meaning of Regulation 13D of the Securities and Exchange Commission or persons "acting in concert" as defined in or interpreted under 12 C.F.R. Part 5.50) of Employer's or the Parent's voting shares holds more than 10% of such voting shares. If, as a result of such a change in control or at any other time, Employee's position, duties and/or responsibilities materially change, Employee shall have the right to terminate this Agreement and shall have no further responsibility hereunder. Any termination by Employee under this paragraph shall be treated as a termination other than for cause. If termination under this paragraph shall occur with more than one year remaining in the term of employment, as provided by Section 2 of this Agreement, such termination shall be treated as a breach of this Agreement by the Employer with exactly one year remaining in the term of employment and Employee shall continue to be compensated as provided under section 6.1 for only one year after the date of termination.

     7. Confidentiality. Employee agrees to hold in the strictest confidence any information and material which is related to the business of Employer, or which is designated as proprietary and confidential by the Employer. Employee further agrees that, at no time during the course of the Agreement by and between the Employer and Employee, shall Employee divulge any proprietary, confidential, secret, or other privileged information concerning Employer, its customers, finances, costs, pricing, profits, sales, salaries, internal operations or workings, trade secrets, consultants, research sources, products, processes, know-how, marketing methods, future plans or other business of the Employer, or other trade information of any kind whatsoever acquired by Employee while associated with Employer. Employee further agrees that all such information shall be deemed acquired and held by Employee in a fiduciary capacity and for the benefit of the Employer.

     8. Non-Compete. Employee further agrees that he will not, directly or indirectly, solicit or attempt to solicit business or patronage from any customer of Employer nor any person, corporation, or other such entity for other than Employer, for such business and services now engaged in by Employer. Employee will not, during the course of his employment or business relationship with Employer, and for a period of two (2) years following the termination of such business relationship, or so long as Employer or its related entities continue to carry on a like business, service contracts with and accounts from, or work in the business of banking for any entity other than Employer for the purpose of providing services now engaged in by Employer.

     The parties hereto agree that the scope of this Agreement is the entire of the international marketplace serviced by Employer or its related entities at that time of termination of employment and the entire national marketplace for banking services by Employer.

     Employee agrees that, at no time during Employee's employ with Employer, Employee will not engage in any business, calling or enterprise which is or may be contrary to the welfare, interest, or benefit of the Employer.

     9.     General Provisions.

     9.1 Notices. Any notices to be given hereunder by either party to the other party may be effected by personal delivery in writing or by mail, registered or certified, postage prepaid, with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but each party may change his address by written notice in accordance with this paragraph. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of the second day following deposit in the United States Mail.

     9.2 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment in any manner whatsoever. Each party to this Agreement acknowledges that no representations, inducements, promises, or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

     9.3 Partial Invalidity. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

     9.4 Heirs and Assigns. This Agreement shall inure the benefit of, and be enforceable against, the heirs and assigns of the parties hereto.

     9.5 Interpretation. This Agreement has been prepared jointly by the parties and it is agreed that it shall not be interpreted against either of the parties as matter of interpretation of contracts.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the day first above written.

                         EMPLOYEE:

                                  /s/ Gary F. Linton
                         GARY F. LINTON


                         EMPLOYER:

                         GUARANTY NATIONAL BANK


BY:      /s/ David A. Barrett            BY:    /s/ Robert W. Minnick, Jr.

Its           Vice Chairman              Its              CEO


     By execution hereof by its duly authorized officers, Evergreen joins in the foregoing Agreement and undertakes that to the extent applicable, Evergreen will be bound thereby and will do and perform all acts and things referred to or provided to be done by Evergreen.

                         EVERGREEN BANCSHARES, INC.


                         BY:        /s/ Robert W. Minnick, Jr.

                         Its              President


                              EXHIBIT 10.5-4

               Arthur P. Wimberley, Jr. Employment Agreement

                           EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made as of this the 29th day of March, 1996, between Guaranty National Bank of Tallahassee, a national banking association, with its principal place of business located at 1706 West Tennessee Street, Tallahassee, Florida 32301 (hereinafter referred to as the "Employer"), and Arthur P. Wimberley, Jr. [Executive Vice President/Senior Loan Officer], whose residential address is 4359 Millwood Lane, Tallahassee, Florida 32312 (hereinafter referred to as the "Employee") and specially joined by Evergreen Bancshares, Inc., with same address as Employer, the sole shareholder of Employer ("Evergreen").

                             Recitals

WHEREAS, the parties recognize that Employee must be a key factor in the success of Employer's business now and in the future for the parties to benefit from this Agreement.

NOW THEREFORE, in consideration of the mutual covenants and premises, the parties hereto agree as follows:

     1.      [Reserved]

     2.      Term of Employment.

     2.1 Term. From the date hereof, Employee will serve as Executive Vice President/Senior Loan Officer of Employer, with the duties and responsibilities of the senior lender and commercial loan officer of Employer. Employee will report to Employer's Chief Executive Officer (CEO). After January 1, 1998, subject to CEO recommendation, Board of Directors approval and approval of the Office of the Comptroller of the Currency, Employee may serve as President and Chief Executive Officer of Employer, with the duties and responsibilities customary to that office. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer for an initial term of five (5) years beginning on April 1, 1996, and terminating on March 31, 2001. Employee recognizes that until OCC approval of his employment as contemplated herein, he shall serve hereunder in an "acting" capacity; if the OCC should decline to approve or endorse employee's employment as contemplated hereunder this Agreement shall be void and neither party shall have further rights hereunder.

     2.2 Renewal. Unless either party notifies the other before March 1, 2001 of an intent not to permit the renewal of this agreement, this contract shall be deemed to be renewed an the same terms as this agreement for an additional three (3) year period to March 31, 2004.

     3.      Duties of Employee.

     3.1 General Duties. Employee will serve as Executive Vice President/Senior Loan Officer of Employer, with the duties and responsibilities customary to that office. Any material reduction in Employee's duties without the consent of the Employee shall be deemed a breach of the Employment Agreement by the Employer.
During the Employment Term, Employee will report solely to Employer's Board of Directors or to the Chief Executive Officer. Employee shall do and perform all services or acts necessary or advisable to fulfill the duties and responsibilities of the Executive Vice President/Senior Loan Officer of the Employer, subject always to the policies set by the Board of Directors and the directions of the CEO and in accordance with any and all governing rules and regulations of regulatory agencies. In discharging the foregoing duties, Employee shall use such prudence and due care as is customary for officers of institutions similar to Employer, and shall act at all times in good faith and with loyalty to Employer.

     3.2 Devotion of Entire Time to Employer's Business. The Employee shall devote his entire productive time, ability, and attention to the business of the Employer during the Employment Term. The Employee shall not directly or indirectly render any services of a business. commercial. or professional nature to any other persons or organization, whether for compensation or otherwise, without the prior written consent of the Board of Directors or the Joint Executive Planning Committee of the Employer; provided, however, that the foregoing shall not preclude reasonable participation as a member in community, civic, trade association or similar organizations, or the pursuit of personal investments including ownership and management of income producing property which do not interfere with normal business activities of Employer.

     3.3 Uniqueness of Employee's Services. The Employee hereby represents that the service to be performed by him under the terms of this Agreement are of special, unique, unusual, extraordinary, intellectual character which gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. The Employee therefore expressly agrees that the Employer, in addition to any other rights or remedies which the Employer may possess, shall be entitled to injunctive and other equitable relief, without bond, to prevent a breach of this Agreement by the Employee.

     4.      Compensation of Employee.

     4.1 Salary. As compensation for his services hereunder, the Employee shall receive a salary of One Hundred Thousand Dollars ($100,000.00), per year, payable in accordance with the general
payroll practice of Employer.   During each succeeding year of the
term hereof, Employee's salary shall be increased by no less than three percent (3%) over the previous year's salary. The Board of Directors may provide for a larger annual increase at its discretion.

     4.2 Bonus. Employee shall be entitled to additional compensation in the form of an annual bonus measured as a percentage of his salary described in Section 4.1, payable on or before January 15 of each following year.

     Employee will be compensated with the bonus in accordance with the plan specified below, contingent on Employer's achievement of a return on average assets of at least 1.0% (the "Threshold Level"). If Employer shall not achieve the Threshold Level, Employee shall not be eligible for any bonus. The Threshold Level should not be applicable until calendar year 1997. If Employer shall achieve the Threshold Level, Employee's entitlement shall be measured by his achievement for each year of the employment term in three Performance areas: (1) classified assets as a percentage of total loans at year end ("Classified Level"); (2) loans past due thirty (30) days or longer as a percentage of total loans at year end ("Past Due Level"); (3a) growth in MMDA and transaction deposits during the year over the deposits at the previous year end ("Deposit Growth); and (3b) growth in loans during the year over loans at the previous year end ("Loan Growth"). Deposit Growth and Loan Growth shall constitute a single Performance area and the achievement of Loan Growth and Deposit Growth levels of achievement shall be required to achieve the Growth Performance area.

     Achievement for each Performance area shall be determined by reference to the criteria outlined below which may be adjusted by the Board of Directors of Employer annually. Achievement in Performance areas 1 and 2 shall entitle Employee to a bonus for that achievement of five percent (5%) of his salary, and achievement in the Growth Performance area entities Employee to a bonus for that achievement of ten percent (10%) of his salary.

                                    LEVEL OF ACHIEVEMENT TO
     PERFORMANCE AREA               ATTAIN APPLICABLE BONUS

     (1)     Classified Level        Less than or equal to 3.0%
                                     (annual average and at year end)

     (2)     Past Due Level          Less than or equal to 1.5%
                                     (annual average and at year end)

     (3)     Growth
             Deposit Growth     Greater than or equal to 10%, annually
             Loan Growth        Greater than or equal to 14%, annually

     4.3 Automobile. Employee shall be entitled to, at no cost to Employee, an automobile customary to persons in his position in the industry, all of the expenses of which shall be paid by Employer. Such automobile shall be purchased by Employer and provided to Employee no later than one (1) month after the date of this Agreement. No later than two (2) years after the date of this agreement, Employer shall purchase for Employee's use a replacement vehicle.

     4.4 Employment Benefit Program. Employee shall be entitled to participate in any plan of the Employer relating to group medical insurance coverage or retirement benefits that the Employer may adopt for the benefit of its executive employees. Employer shall pay one hundred percent (100%) of the premiums for Employee's medical insurance coverage.

     4.5 Stock Options. Evergreen shall grant stock options on 10,000 shares of stock of Evergreen under Evergreen's Incentive Stock Option Plan, as amended (which expires in 1996) at an exercise price of $14.25 per share. In future years, Employee shall be granted options under a future incentive stock option plan, as awarded by the Board of Directors, taking into account at least Employee's position with the Bank and Employee's performance, Employee acknowledges that any future incentive stock option plan is subject, among other things, to shareholder approval.

     4.6 Club Membership. Employer shall reimburse Employee's club membership expenses for one country club and one social club of the Employee's choosing.

     5.      Termination of Employment.

     5.1 By Employer. This Agreement may be terminated by decision of three-fourths of the Board of Directors of the Employer. but only for just cause upon thirty (30) days' notice of termination.

     5.2 Termination for Cause. For the purpose of this Agreement, "cause" shall mean termination for personal dishonesty, professional incompetence, a breach of this Agreement, repeated or flagrant misconduct, breach of fiduciary duty involving personal profit, repeated failure to perform stated duties, repeated or flagrant violation of any law, rule or regulation applicable to Employee's occupation (other than traffic violations or similar offenses), violation of any law, rule,, or regulation regarding moral turpitude or financial impropriety, or of a cease-and-desist order issued by the Office of the Comptroller of the Currency which requires the replacement of any senior management.

     5.3     [Reserved]

     5.4 Termination by Employee. Employee may terminate his employment with Employer at any time by giving ninety (90) days' written notice of such termination to Employer in the manner provided below for the giving of notices. Upon such termination, all salary and other benefits, other than pursuant to section 4.5 above, shall cease on the date of termination; provided, however, if Employee terminates his employment, because of Employer's breach of this Agreement. (after notice from Employee to Employer and a reasonable time to cure with no resolution], Employee may seek damages as determined by a court of competent jurisdiction which may include Employee's rights to continued employee benefits, if any. Such termination shall not prejudice any remedy which Employer may have either at law, in equity, or under this Agreement.

     6.      Remedies in the Event of Breach.

     6.1 Damages for Breach of Contract. In the event of a breach of this Agreement by the Employer, as severance pay, the Employee may recover from the Employer ninety percent (90%) of the remaining amount owed him as salary for all periods remaining under this Agreement if paid in one lump sum, or the entire remaining amount if paid as and when due (the election of which shall be at the discretion of the Employer). Any termination of Employee not for cause shall be conclusively deemed to be a breach of this Agreement by the Employer. If Employee is terminated not for cause, of if Employee terminates employment because Employer has breached this Agreement, after notice from Employee to Employer and a reasonable time to cure such breach with no resolution, Employee will not be subject to the Non-Compete provisions of this Agreement contained in Section 6.4 below.

     6.2 Change in Control. Notwithstanding any other provision of this Agreement, in the event of a change in control of Employer, either party shall, within three (3) months after written notice from Employer to Employee or actual notice by Employee, whichever first occurs, of the consummation of such change in control, have the right to terminate this Agreement. For purposes of this paragraph, a change in control" of Employer shall occur at any time that the members of the Board of Directors extant of the date of this Agreement, members of their immediate family, any entity controlled by such director or a member of his immediate family, any trust under which the beneficiaries are one or more of such directors or one or more members of their immediate family, and the Employee (hereinafter, the "Present Control Group") shall fail to own in the aggregate at least (i) 51% of the outstanding voting shares of Employer or a company which owns 100% of the stock of Employer (the "Parent") or (ii) 35% of such shares of Employer or the Parent so long as no other shareholder (or "group" within the meaning of Regulation 13D of the Securities and Exchange Commission or persons "acting in concert" as defined in or interpreted under 12 C.F.R. Part 5.50) of Employer's or the Parent's voting shares holds more than 10% of such voting shares. If, as a result of such a change in control or at any other time after a change in control, Employee's position, duties and/or responsibilities materially change, Employee shall have the right to terminate this Agreement and shall have no further responsibility hereunder. Any termination by Employee under this paragraph shall be treated as a termination other than for cause. If termination under this paragraph shall occur with more than one year remaining in the term of employment, as provided by Section 2 of this Agreement, such termination shall be treated as a breach of this Agreement by the Employer with exactly two (2) years remaining in the term of employment and Employee shall continue to be compensated as provided under Section 6.1 for only two (2) years after the date of termination as Employee's sole compensation for the termination.
If termination under this paragraph shall occur with less than one
(1) year remaining in the term of employment, as provided by
Section 2 of this Agreement, such termination shall be treated as a breach of this Agreement by the Employer and Employee shall continue to be compensated as provided by the Employer, and Employee shall continue to be compensated as provided under Section
6.1 for only the remaining term of the Agreement as Employee's sole compensation for the termination.

     6.3 Confidentiality. Employee agrees to hold in the strictest confidence any information and material which is related to the business of Employer, or which is designated as proprietary and confidential by the Employer. Employee further agrees that, at no time during the course of the Agreement by and between the Employer and Employee, shall Employee divulge any proprietary, confidential, secret, or other privileged information concerning Employer, its customers, finances, costs, pricing, profits, sales, salaries, internal operations or workings, trade secrets, consultants, research sources, products, processes, know-how, marketing methods, future plans or other business of the Employer, or other trade information of any kind whatsoever acquired by Employee while associated with Employer. Employee further agrees that all such information shall be deemed acquired and held by Employee in a fiduciary capacity and for the benefit of the Employer.

     6.4 Non-Compete. Employee further agrees that he will not, directly or indirectly, solicit or attempt to solicit business or patronage from any customer of Employer nor any person, corporation, or other such entity for other than Employer, for such business and services now engaged in by Employer. Employee will not, during the course of his employment or business relationship with Employer, and for a period of two (2) years following the termination of such business relationship, or so long as Employer or its related entities continue to carry on a like business, service contracts with and accounts from, or work in the business of banking for any entity other than Employer for the purpose of providing services now engaged in by Employer, whichever time period shall lapse first.

     The parties hereto agree that the scope of this Agreement is the entire of the international marketplace serviced by Employer or its related entities at that time of termination of employment and the entire national marketplace for banking services by Employer.

     Employee agrees that, at no time during Employee's employ with Employer, Employee will not engage in any business, calling or enterprise which is or may be contrary to the welfare, interest, or benefit of the Employer.

     The parties stipulate that a breach of this paragraph will cause irreparable harm or injury to Employer and that such a breach is a material breach of this Agreement, enforceable by injunction without bond.

     7.      General Provisions.

     7.1 Notices. Any notices to be given hereunder by either party to the other party may be effected by personal delivery in writing or by mail, registered or certified, postage prepaid, with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but each party may change his address by written notice in accordance with this paragraph. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of the second day following deposit in the United States Mail.

     7.2 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment in any manner whatsoever. Each party to this Agreement acknowledges that no representations, inducements, promises, or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

     7.3 Partial Invalidity. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

     7.4 Heirs and Assigns. This Agreement shall inure the benefit of, and be enforceable against, the heirs and assigns of the parties hereto.

     7.5 Interpretation. This Agreement has been prepared jointly by the parties and it is agreed that it shall not be interpreted against either of the parties as matter of interpretation of contracts.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the day first above written.

                         EMPLOYEE:

                                /s/ Arthur P. Wimberley, Jr.
                        ARTHUR P. WIMBERLEY, JR.


                         EMPLOYER:


                         GUARANTY NATIONAL BANK

                         By:     /s/ Robert W. Minnick, Jr.

                         Its                  CEO


     By execution hereof by its duly authorized officers, Evergreen joins in the foregoing Agreement and undertakes that to the extent applicable, Evergreen will be bound thereby and will do and perform all acts and things referred to or provided to be done by Evergreen.


                                /s/ David A. Barrett

                                EVERGREEN BANCSHARES, INC.

                                BY:         David A. Barrett

                                Its            Chairman

                              EXHIBIT 10.5-5

                     Jack D. Kane Employment Agreement

                             EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made as of this the 10 day of June, 1996, between GUARANTY NATIONAL BANK, a national banking association, with its principal place of business located at 1706 West Tennessee Street, Tallahassee, Florida, 32301 (hereinafter referred to as the "Employer"), and Jack D. Kane, whose residential address is 6328 Pickney Hill Rd., Tallahassee, Florida 32312 (hereinafter referred to as the "Employee") and specially joined by Evergreen Bancshares, Inc., with same address as Employer, the sole shareholder of Employer ("Evergreen").

                                 Recitals

     WHEREAS, the parties recognize that Employee is a key factor in the success of Employer's business now and in the future.

     NOW, THEREFORE, in consideration of the mutual covenants and premises, the parties hereto agree as follows:

      1.     [Reserved]

      2.     Term of Employment.

     2.1 Term. The Employer hereby employs the Employee and the Employee hereby accepts employment with the Employer for an initial term of five (5) years beginning on June 11, 1996, and terminating on June 10, 2001.

     2.2 Renewal. Unless either party notifies the other before March 1, 2001 of an intent not to permit the renewal of this agreement, this contract shall be deemed to be renewed on the same terms as this agreement for an additional three (3) year period to March 31, 2004.

      3.     Duties of Employee.

     3.1 General Duties. Employee will serve as Senior Vice President/Commercial Loan Officer of Employer, with the duties and responsibilities customary to that office. Any material reduction in Employee's duties, without the consent of the Employee, will be deemed a breach of the Employment Agreement by the Employer.
During the Employment Term, Employee will report to Employer's Board of Directors, the Chief Executive Officer and the Executive Vice President. Employee will do and perform all services or acts necessary or advisable to fulfill the duties and responsibilities of a Senior Vice President/Commercial Loan Officer, subject always to the policies set by the Board of Directors, and in accordance with any and all governing rules and regulations of regulatory agencies. In discharging the foregoing duties, Employee will use such prudence and due care as is customary for officers of institutions similar to Employer, and will act at all times in good faith and with loyalty to Employer.

     3.2 Devotion of Entire Time to Employer's Business. The Employee shall devote his entire productive time, ability, and attention during normal business hours to the business of the Employer during the Employment Term. The Employee will not directly or indirectly render any services of a business, commercial, or professional nature to any other persons or organization, whether for compensation or otherwise, without the prior written consent of the Board of Directors or the Joint Executive Planning Committee of the Employer; provided, however, that the foregoing will not preclude reasonable participation as a member in community, civic, trade association or similar organizations, or the pursuit of personal investments which do not interfere with normal business activities of Employer.

     3.3 Uniqueness of Employee's Services. The Employee hereby represents that the service to be performed by him under the terms of this Agreement are of a special, unique, unusual, extraordinary, intellectual character which gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. The Employee therefore expressly agrees that the Employer, in addition to any other rights or remedies which the Employer may possess, shall be entitled to injunctive and other equitable relief to prevent a breach of this Agreement by the Employee.

      4.     Compensation of Employee.

     4.1 Salary. As compensation for his services hereunder, the Employee shall receive an initial annual base salary of Seventy-Five Thousand Dollars ($75,000.00), payable in accordance with the general payroll practice of Employer. Beginning and including January 1, 1997, and every twelve months thereafter, Employee's annual base salary shall be increased by no less than three percent (3%) over the previous annual base salary. The Board of Directors may provide for a larger annual increase at its discretion.

     4.2 Bonus. Employee shall be entitled to additional compensation in the form of an origination bonus, payable within thirty (30) days of the end of each calendar quarter, and annual bonuses, as set forth herein, payable on or before January 15 of each following year.

     a. Origination Bonus. The Employee will be compensated with a bonus of two-tenths of one percent (0.20%) percent of total loans originated by Employee, closed and booked, not including any of which shall be either more than 30 days past due or classified as substandard or below, as of each quarter end. Effective for 1998, this bonus shall be contingent upon achievement of certain performance level thresholds which shall include the retention of Employee-produced loans, and Employer's return on average assets. In 1997, the Employer and Employee shall define these required performance levels.

     b.     Retention Bonus.  Effective for 1998, Employer and
Employee shall define the required performance threshold and appropriate amount of bonus to reflect the payment of a quarterly bonus for the retention of loans originated by Employee.

     c. Annual Bonuses. Employee shall be entitled to annual bonuses measured by achievement for each year of the employment term in three additional performance areas: (1) classified assets of Employee's Loan Portfolio as a percentage of total assets at year end ("Classified Level"); (2) loans produced by Employer past due thirty (30) days or longer as a percentage of total Employer loans at year end ("Past Due Level"); (3a) growth in MMDA and transaction deposits during the year over the deposits at the previous year end ("Deposit Growth"); (3b) growth in loans during the year over loans at the previous year end ("Loan Growth"). Achievement of performance areas 1 and 2 shall entitle Employee to a bonus of 5% of his salary and achievement of performance areas 3a and 3b shall entitle Employee to an additional bonus of 10% of his Salary. Deposit Growth and Loan Growth shall constitute a single Performance area and the achievement of Loan Growth and Deposit Growth Levels of achievement shall be required to achieve the Growth Performance area. Achievement for each Performance area shall be determined by reference to the criteria outlined below which may be adjusted by the Board of Directors of Employer annually.

                                         LEVEL OF ACHIEVEMENT TO
     PERFORMANCE AREA                    ATTAIN APPLICABLE BONUS

     1.     Classified Level of          Less than or equal to 3.0%
            Employer's Loan              (annual average and at year
            Portfolio                    end)

     2.     Past Due Level of            Less than or equal to 2.0%
            Employer's entire Loan       (annual average and at year
            Portfolio                    end)


     3.     Growth of Employer
            Deposit Growth               Greater than or equal to 10%,
                                         annually
            Loan Growth                  Greater than or equal to 14%,
                                         annually

     Entitlement to either of the annual bonuses is conditioned upon the following:

     a.     Employer's return on average assets of one percent
(1.0%) at year end.

     b. Employee's achievement of Tier One Capital of at least 5% of adjusted total assets, Tier One Capital of at least 8% of risk-weighted assets and Total Risk-Based Capital of at least 10% of risk weighted assets as August 31, 1996, and maintenance of these levels thereafter

     4.3 Automobile. Upon employment and every two years thereafter, Employee shall be entitled to, at no cost to Employee, a new automobile customary to persons in his position in the industry, all of the expenses of which shall be paid by Employer. Such automobile shall be purchased by Employer and provided to Employee no later than one (1) month after the date of this Agreement.

     4.4 Employment Benefit Program. Employee shall be entitled to participate in any plan of the Employer relating to group medical insurance coverage or retirement benefits including
401K plan that the Employer may adopt for the benefit of its executive employees. Employer shall pay one hundred percent (100%) of the premiums for Employee's medical insurance coverage.

     4.5 Stock Options. Evergreen shall grant stock options on 10,000 shares of stock of Evergreen under Evergreen's Incentive Stock Option Plan, as amended (which expires in 1996) at an exercise price of $14.25 per share. In future years, Employee shall be granted options under a future incentive stock option plan, as awarded by the Board of Directors, taking into account at least Employee's position with the Bank and Employee's performance. Employee acknowledges that any future incentive stock option plan is subject, among other things, to shareholder approval.

     5.0     Termination of Employment.

     5.1 By Employer. This Agreement may be terminated by written decision of three-fourths of the Board of Directors of the Employer, but only for just cause upon thirty (30) days' notice of termination.

     5.2 Termination for Cause. For the purpose of this Agreement, "just cause" shall mean termination for personal dishonesty, professional incompetence, repeated or flagrant misconduct, breach of fiduciary duty involving personal profit, consistent failure to perform stated duties, repeated or flagrant violation of any law, rule or regulation applicable to Employee's occupation (other than traffic violations or similar offenses), or of a cease-and-desist order issued by the office of the Comptroller of the Currency.

     5.3     [Reserved]

     5.4 Termination by Employee. Employee may terminate his employment with Employer at any time by giving ninety (90) days' written notice of such termination to Employer in the manner provided below for the giving of notices. Upon such termination, all salary and other benefits, other than pursuant to section 4.5 above, shall cease on the date of termination; provided however, if Employee terminates his employment, because of Employer's breach of this Agreement, (after notice from Employee to Employer and a reasonable time to cure without such resolution), Employee may seek damages as determined by a court of competent jurisdiction, which may include Employee's right to continued employment benefits, if any. Such termination shall not prejudice any remedy which either party may have either at law, in equity, or under this Agreement.

      6.     Remedies in the Event of Breach.

     6.1 Damages for Breach of Contract. In the event of a breach of this Agreement by the Employer, as severance pay, the Employee may recover from the Employer ninety percent (90%) of the remaining amount owed him as salary for all periods remaining under this Agreement if paid in one lump sum, and the entire remaining amount if paid as and when due (the election of which shall be at the discretion of the Employer). Any termination of Employee not for cause shall be conclusively deemed to be a breach of this Agreement by the Employer.

     6.2 Change in Control. Notwithstanding any other provision of this Agreement, in the event of a change in control of Employer, Employee, within three (3) months after written notice from Employer to Employee or actual notice by Employee, whichever comes first, of the consummation of such change in control, have the right to terminate this Agreement. For purposes of this paragraph, a "change in control" of Employer shall occur at any time that the members of the Board of Directors extant of the date of this Agreement, members of their immediate family, any entity controlled by such director or a member of his immediate family, any trust under which the beneficiaries are one or more of such directors or one or more members of their immediate family, and the Employee (hereinafter, the "Present Control Group") shall fail to own in the aggregate at least (I) 51% of the outstanding voting shares of Employer or a company which owns 100% of the stock of Employer (the "Parent") or (ii) 35% of such shares of Employer or the Parent so long as no other shareholder (or "group") within the meaning of Regulation 13D of the Securities and Exchange Commission or persons "acting in concert" as defined in or interpreted under 12 C.F.R. Part 5.50) of Employer's or the Parent's voting shares holds more than 10% of such voting shares. If, as a result of such a change in control, Employee shall have the right to terminate this Agreement, and shall have no further responsibility hereunder. Any termination by Employee under this paragraph shall be treated as a termination other than for cause. If as a result of change of control, termination under this paragraph shall occur with more than one year remaining in the term of employment, as provided by
Section 2 of this Agreement, such termination shall be treated as a breach of this Agreement by the Employer with exactly one (1) year remaining in the term of employment and Employee shall continue to be compensated as provided under Section 6.1 for only one (1) year after the date of termination. If termination under this paragraph shall occur with less than one year remaining in the term of employment, as provided by Section 2 of this Agreement, such termination shall be treated as a breach of this Agreement by the Employer, and Employee shall be compensated for only the remaining term of this Agreement, as Employee's sole compensation for the termination.

     7. Confidentiality. Employee agrees to hold in the strictest confidence any information and material which is related to the business of Employer, or which is designated as proprietary and confidential by the Employer. Employee further agrees that, at no time during the course of the Agreement by and between the Employer and Employee, shall Employee divulge any proprietary, confidential, secret, or other privileged information concerning Employer, its customers, finances, costs, pricing, profits, sales, salaries, internal operations or workings, trade secrets, consultants, research sources, products, processes, know-how, marketing methods, future plans or other business of the Employer, or other trade information of any kind whatsoever acquired by Employee while associated with Employer. Employee further agrees that all such information shall be deemed acquired and held by Employee in a fiduciary capacity and for the benefit of the Employer.

     8. Non-Compete. Except for termination of employment under sections 5.1 or 6.2 hereof or expiration of this employment agreement, Employee further agrees that he will not, directly or indirectly, solicit or attempt to solicit business or patronage from any customer of Employer nor any person, corporation, or other such entity for other than Employer, for such commercial banking business and services now engaged in by Employer, during the course of his employment or business relationship with Employer, and for a period of two (2) years following the termination of such business relationship, or so long as Employer or its related entities continue to carry on a like business, service contracts with and accounts from, or work in the business of commercial banking for any entity other than Employer for the purpose of providing services now engaged in by Employer. Notwithstanding anything to the contrary otherwise contained herein, after termination of employment the noncompete provisions hereof shall not apply, so long as Employee does not become an employee or agent of a bank or savings and loan association.

     The parties hereto agree that the scope of this Agreement is the entire of the international marketplace serviced by Employer or its related entities at that time of termination of employment and the entire national marketplace for banking services by Employer.

     Employee agrees that, at no time during the Employee's employ with Employer, Employee will not engage in any business, calling or enterprise which is or may not be contrary to the welfare, interest, or benefit of the Employer.

      9.     General Provisions.

     9.1 Notices. Any notices to be given hereunder by either party to the other party may be effected by personal delivery in writing or by mail, registered or certified, postage prepaid, with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but each party may change his address by written notice in accordance with this paragraph. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of the second day following deposit in the United States Mail.

     9.2 Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the employment of the Employee by the Employer and contains all of the covenants and agreements between the parties with respect to such employment in any manner whatsoever. Each party to this Agreement acknowledges that norepresentations, inducements, promises, or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

     9.3 Partial Invalidity. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

     9.4 Heirs and Assigns. This Agreement shall inure the benefit of, and be enforceable against, the heirs and assigns of the parties hereto.

     9.5 Interpretation. This Agreement has been prepared jointly by the parties and it is agreed that it shall not be interpreted against either of the parties as matter of interpretation of contracts.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day first above written.

                         EMPLOYEE:

                                    /s/ Jack D. Kane
                         JACK D. KANE



                         EMPLOYER:


                         GUARANTY NATIONAL BANK

                         By:     /s/ Robert W. Minnick, Jr.

                         Its                  CEO



     By execution hereof by its duly authorized officers, Evergreen joins in the foregoing Agreement and undertakes that to the extent applicable, Evergreen will be bound thereby and will do and perform all acts and things referred to or provided to be done by Evergreen.


                                /s/ David A. Barrett

                                EVERGREEN BANCSHARES, INC.

                                BY:         David A. Barrett

                                Its            Chairman

                                 EXHIBIT 27

                           FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS DATED DECEMBER 31, 1995 AND IS QUALIFIED IN
ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


9-03(1)     Cash and due from banks                                     6,909,701
9-03(2)     Interest-bearing deposits                                           0
9-03(3)     Federal funds sold-purchased securities for resale          5,410,000
9-03(4)     Trading account assets                                              0
9-03(6)     Investment and mortgage backed securities held for sale    36,877,731
9-03(6)     Investment and mortgage backed securities held to
            maturity - carrying value                                   7,807,136
9-03(6)     Investment and mortgage backed securities held to
            maturity - market value                                     7,711,770
9-03(7)     Loans                                                      61,444,193
9-03(7)(2)  Allowance for losses                                          506,635
9-03(11)    Total assets                                              124,401,405
9-03(12)    Deposits                                                  117,192,363
9-03(13)    Short-term borrowings                                               0
9-03(15)    Other Liabilities                                             649,810
9-03(16)    Long-term debt                                                      0
9-03(19)    Preferred stock-mandatory redemption                                0
9-03(20)    Preferred stock-no mandatory redemption                             0
9-03(21)    Common Stock                                                  947,294
9-03(22)    Other stockholders' equity                                  5,611,938
9-03(23)    Total liabilities and stockholders' equity                124,401,405
9-04(1)     Interest and fees on loans                                  5,466,272
9-04(2)     Interest and dividends on investments                       3,184,541
9-04(4)     Other interest income                                         240,826
9-04(5)     Total interest income                                       8,891,639
9-04(6)     Interest on deposits                                        5,369,087
9-04(9)     Total interest expense                                      5,851,742
9-04(10)    Net interest income                                         3,039,897
9-04(11)    Provision for loan losses                                     735,000
9-04(13)(h) Investment securities gains/losses                                  0
9-04(14)    Other expenses                                              5,506,063
9-04(15)    Income/loss before income tax                              (2,518,916)
9-04(17)    Income/loss before extraordinary items                              0
9-04(18)    Extraordinary items, less tax                                       0
9-04(19)    Cumulative change in accounting principal                           0
9-04(20)    Net income or loss                                         (2,548,405)
9-04(21)    Earnings per share-primary                                 (     2.87)
9-04(21)    Earnings per share-fully diluted                                    0


I.B.5       Net yield-interest earning assets-actual                         7.34
III.C.1(a)  Loans on nonaccrual                                           110,837
III.C.1(b)  Accruing loans past due 90 days or more                             0
III.C.1(c)  Troubled debt restructuring                                         0
III.C.2     Potential problem loans                                             0
IV.A.1      Allowance for loan loss-beginning of period                   219,963
IV.A.2      Total chargeoffs                                             (478,345)
IV.A.3      Total recoveries                                               30,017
IV.A.4      Allowance for loan loss-end of period                         506,635
IV.B.1      Loan loss allowance allocated to domestic loans               506,635
IV.B.2      Loan loss allowance allocated to foreign loans                      0
IV.B.3      Loan loss allowance-unallocated                                     0

