Form 10QSB
period 1996-03-31
EVERGREEN BANCSHARES INC
filed 1996-12-12
CIK 930199

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB


          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarter Ended March 31, 1996

                   Commission File Number 0-27200

                      EVERGREEN BANCSHARES, INC.
                        A Florida corporation
            (IRS Employer Identification No. 63-1025500)
                      1706 West Tennessee Street
                      Tallahassee, Florida  32304
                            (904) 222-4600

         Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

         Securities Registered Pursuant to Section 12(g)
            of the Securities Exchange Act of 1934:
                 Common Stock, $1.00 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X        No


The number of shares outstanding of the Registrant's Common Stock as of September 30, 1996: 1,000,292 shares of $1.00 par value
Common Stock.


          Transitional Small Business Disclosure Format

                     Yes              No     X


                              PART I

Item 1.  Financial Statements.

     The required financial statements follow. An explanation of the computation of per share earnings on both a primary and fully diluted basis can clearly be determined from page 8.

     Condensed Consolidated Balance Sheet as of March 31, 1996 and
        December 31, 1995                                                   3

     Condensed Consolidated Statement of Income for the Three
        Months Ended March 31, 1996 and March 31, 1995                      4

     Consolidated Statement of Cash Flows for the Three Months
        Ended March 31, 1996 and March 31, 1995                             5

     Notes to Condensed Consolidated Financial Statements                   6



EVERGREEN BANCSHARES, INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   MARCH 31        DECEMBER 31
                                                     1996             1995
ASSETS

CASH & CASH EQUIVALENTS:
Cash & due from banks                            $  3,427,598     $  6,909,701
Fed funds sold                                     17,685,000        5,410,000

Total cash & cash equivalents                      21,112,598       12,319,701

INVESTMENT SECURITIES:

Available for sale, at market value                21,523,755       36,877,731
Held to maturity (market value of $7,416,691 and    7,803,250        7,807,136
  $7,711,770 at 3/31/96 and 12/31/95)

LOANS, Net (Allowance for Loan Loss $460,695       58,142,820       61,444,193
   and $506,635 at 3/31/96 and 12/31/95)

BANK PREMISES & EQUPMENT, Net                       2,742,163        2,700,572

ACCRUED INTEREST RECEIVABLE                           553,902          638,902

INTANGIBLE CORE DEP PREM, Net                       1,486,157        1,567,464

ORGANIZATION COST, Net                                147,055          146,732

DEFERRED INCOME TAXES                                 230,666          116,959

OTHER ASSETS                                          596,085          782,015

TOTAL ASSETS                                     $114,338,451     $124,401,405


LIABILITIES

DEPOSITS
Non-interest bearing                             $  8,022,661     $  9,050,682
Interest bearing                                   99,804,445      108,141,681

Total deposits                                    107,827,106      117,192,363

ACCRUED INTEREST PAYABLE                              369,320          527,923

ACCRUED EXPENSES                                       48,346          121,887

TOTAL LIABILITIES                                 108,244,772      117,842,173

SHAREHOLDERS' EQUITY

COMMON STOCK (par $1; 1,250,000 auth.;                947,294          947,294
   947,294 and 947,294 issued and outstanding at
   3/31/96 and 12/31/95)
ADDITIONAL PAID-IN CAPITAL                          8,529,089        8,529,089
RETAINED (EARNINGS) DEFICIT                        (3,127,758)      (2,721,741)
UNREALIZED LOSSES ON INVESTMENT SECURITIES           (254,946)        (195,680)

TOTAL SHAREHOLDERS'  EQUITY                         6,093,679        6,559,232

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $114,338,451     $124,401,405

See Notes to Consolidated Financial Statements



EVERGREEN BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                FOR THE QUARTER ENDED MARCH 31

                                                        1996           1995

Interest Income
Loans, including fees                                $1,302,937     $1,313,381
Investment securities:
   Taxable                                              451,386        698,088
   Non-taxable                                                         102,505
Federal Funds Sold                                      209,175         41,440
Other                                                    10,343         19,321

   Total interest income                              1,973,841      2,174,735

Interest Expense

Deposits                                              1,289,083      1,145,739
Federal funds pruchased                                                  1,886
Other borrowed funds                                                   211,072

   Total interest expense                             1,289,083      1,358,697

Net interest income before
  provision for loan loss                               684,758        816,038

Provision for loan loss                                  30,000

Net interest income after
  provision for loan loss                               654,758        816,038

Other Income

Service charges on deposits                             111,073        122,016
Commisions and fees on deposits                          43,992         16,359

   Total other income                                   155,065        138,375

Other Expense

Salaries & employee benefits                            517,562        449,537
Occupancy expense                                       208,699        177,490
Data processing                                         104,271         24,870
Professional services                                    12,565         23,494
Amortization of core deposit premiums                    81,307         81,306
Insurance                                                73,599         46,874
Stationery & supplies                                    27,492         34,176
Furniture & equipment expense                            45,204         42,973
Postage & freight                                        21,935         21,525
Other operating expenses                                123,476        127,985

   Total other expenses                               1,216,110      1,030,230

INCOME(LOSS) BEFORE TAXES                              (406,287)       (75,817)
INCOME TAX PROVISION (BENEFIT)                                         (43,145)

NET INCOME (LOSS)                                     $(406,287)      $(32,672)

EARNINGS PER SHARE                                       $(0.43)        $(0.04)

Net income (loss) per common share                       $(0.43)        $(0.04)

WEIGHTED AVERAGE COMMON SHARES AND COMMON               947,294        894,476
 STOCK EQUIVALENTS OUTSTANDING


 See Notes to Consolidated Financial Statements



EVERGREEN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  March 31,
                                                          1996               1995


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $    (406,287)      $    (32,672)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                         110,997            110,050
     (Accretion) of discounts/amortization of premiums                       (137,111)
     Deferred income taxes                                       0            176,662
   (Increase) decrease in accrued interest receivable       85,000            200,286
   (Increase) decrease in other assets                     185,930            (34,944)
   (Increase) decrease in deferred income taxes
   (Increase) decrease in organizational costs             (14,220)            (2,114)
   Increase (decrease) in accrued interest payable        (158,603)           (52,018)
   Decrease in accrued expenses and other liabilities      (73,541)           225,779

            Net cash provided by (used in)
            operating activities                          (407,835)           591,029

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan Originations and principal payments             3,181,502      1,070,224,295
    Principal collected on securities held to maturity     195,204            388,792
    Principal collected on securities available for sale   665,468            542,842
    Purchases of:
        Securities available for sale                                        (550,200)
        Premises and equipment                            (173,474)           (54,762)
    Proceeds from sales of:
        Premises and equipment                             118,289
    Proceeds from maturities of:
        Securities available for sale                   14,580,000

            Net cash provided by (used in)
            investing activities                        18,566,989      1,070,550,967

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (Decrease) in Non-Interest
       Bearing Deposits                              1,072,713,803
    Increase (Decrease) in Interest
       Bearing Deposits                              1,065,404,588          6,121,186
    Increase (Decrease) in Securities Sold
       under Agreements to repurchase                            0
    Net increase (Decrease) in Federal
       funds purchased                                           0           (900,000)
    Advances from Federal Home Loan Bank                         0
    Advances by borrowers for taxes and insurance                0
    Proceeds from issuance of long-term debt                     0
    Repayment of long-term debt                                  0
    Dividends paid                                               0            (44,726)
    Common stock issued                                          0              1,200

           Net cash provided by (used in)
           financing activities                      1,064,376,567          5,177,660

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         8,793,897          2,577,832

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            12,319,701          5,043,118

CASH AND CASH EQUIVALENTS, END OF YEAR                $ 21,112,598       $  7,620,950


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest
     Taxes

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Loans transferred to real estate owned                        0
   Loans made to facilitate sale of real estate owned            0
   Loans exchanged for mortgage-backed securities                0
   Conversion of debt to equity
   Assumption of liabilities due to acquisition of assets

See Notes to Consolidated Financial Statements



EVERGREEN BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Evergreen Bancshares, Inc. and Subsidiary annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Evergreen Bancshares, Inc., (the "Company") was incorporated on March 12, 1990 as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company's principal asset is the investment in its wholly-owned subsidiary, Guaranty National Bank of Tallahassee (the "Bank"). The Bank was incorporated on April 16, 1986 and opened for business on November 17, 1986, as a nationally chartered bank. The Company acquired the Bank on July 19, 1990 in a stock for stock exchange.

The accounting and reporting policies of Evergreen Bancshares, Inc. and its wholly-owned subsidiary (collectively, the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of the Company's accounting and reporting policies and practices:

Consolidation - The consolidated financial statements include
Evergreen Bancshares, Inc. and the Bank. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, and other short-term, highly liquid interest bearing deposits and investment securities with an original maturity of three months or less. Generally, Federal funds are sold for one-day periods.

Investment Securities - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt Securities" (SFAS No. 115"), which addresses the accounting and reporting for certain investments in debt and equity securities. This statement requires that only debt securities that the Company has the positive intent and ability to hold to maturity be classified as held to maturity and reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are required to be classified as trading securities and reported at fair value with unrealized gains and losses reflected in the statement of income. All other securities are required to be classified as available-for-sale securities and reported at fair value with unrealized gains and losses net of taxes reflected as a separate component of shareholder's equity until realized.

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

Impaired loans are loans for which it is probable that the creditor will be unable to collect all amounts due according to the contract terms of the loan agreement. Cash receipts on impaired loans are used to reduce principal balances. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rare, or at either the loans's observable market price or the fair value of collateral. Adjustments to impairment losses due to changes in the fair value of impaired loan's underlying collateral are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a chargeoff to the allowance for loan losses.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of 7 to 40 years.

Intangible Core Deposit Premiums - The Company paid premiums to acquire certain deposits of another financial institution. Such premiums are being amortized over the estimated lives of the related deposits which is generally 8 years. The core deposit intangible study for the 1993 acquisitions was not completed by the Company's outside auditors until the end of the second quarter of 1994. Accordingly, no amortization of the core deposit premiums attributable to all or some of the 1993 acquisitions was included in the first quarter 1994 financial statements.

Organization Costs - Organization costs are being amortized on a straight-line basis over 5 years.

Income Taxes - The Company and its subsidiary file consolidated Federal and state income tax returns. Income tax charges or credits are generally allocated to each member of the consolidated group on the basis of their respective taxable income or loss included in the consolidated income tax return.

In 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes. A cumulative effect of the change in accounting for income taxes effective January 1, 1993, has been reported in the consolidated statement of income. Under SFAS 109, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. The deferred tax provision is computed as the change in the deferred tax asset/liability from the beginning of the year to the end of the year.

Net (Loss) Income per Common Share - Net (Loss) income per common share is calculated on the basis of the weighted average number of common shares outstanding. Earnings per common share were computed by dividing the net income for the year by the weighted average shares outstanding. Stock options granted to directors, officers and employees are common stock equivalents. However, these common stock equivalents did not have dilutive effect on the earnings per share calculation.

Stock Options - The Company has a Management Stock Option and Non-Qualified Stock Option Plans under which stock options have been granted to key officers, directors and shareholders to purchase shares of Company common stock. These options are currently exercisable to purchase common stock at $10 and $12 per share. The options terminate upon cessation of employment or death or expiration of option periods in 1996 through 1998. In 1995, 3,100 options were exercised and in 1994, 26,435 options were exercised. In the first quarter of 1996, 32 options were exercised.

NOTE 3 - REGULATORY MATTERS

The Agreement - On March 7, 1996, the Bank entered into a written agreement with the Office of the Comptroller of the Currency (the
"Agreement"). The Agreement provides that the Bank will perform the following:

-- Develop a profit plan to improve and sustain the earnings of the Bank.

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

-- Immediately take all steps necessary to correct each violation of law, rule or regulation cited in any report of examination; and

-- Cause the Bank to refile amended Reports of Condition and Income for the periods ending March 31, 1995, June 30, 1995 and September 30, 1995, and implement policies and procedures to ensure the accuracy of all regulatory reports filed by the Bank.

Management has taken measures to comply with the Agreement and plans to continue these efforts. Failure to comply with the requirements under the Agreement may result in the levy of civil money penalties against the Bank and/or its directors, removal of officers and directors, or institution of Cease-and-Desist proceedings.

Management's Plans - Management has undertaken plans to reduce operating expenses, restructure the deposit and loan portfolios, increase the loan-to-deposit ratio, and reduce the Bank's interest rate risk by more closely matching the maturities of interest bearing deposits with interest earning assets, in efforts to reduce the Bank's net operating losses. Management is also considering raising additional capital through private placements.

Item 2.  Management's Discussion and Analysis of Operations.

Evergreen Bancshares, Inc. (the Company), a bank holding company located in Tallahassee, Florida, is a Florida corporation with one subsidiary, Guaranty National Bank of Tallahassee (the Bank). A full range of banking services are offered by the Bank through its seven branch locations, all of which are located in the Tallahassee, Florida area.

Late Filing of Periodic Reports

This and other reports were not timely filed by the Company.
Accordingly, the information contained herein may not be current as of its filing. As such, the reader should also consult the Company's other periodic filings, particularly the Company's quarterly report on Form 10-QSB for the period ending September 30, 1996, which, as of this writing, is the most current financial data available for the Company.

Financial Condition

Total assets of the Company decreased during the first quarter of 1996 as the Company continued its plans to improve the Bank's regulatory capital ratios. Total assets decreased by $10 million from $124 million at December 31, 1995 to $114 million at March 31, 1996. Total liabilities decreased to $108 million at March 31, 1996 from $118 million at December 31, 1995 and shareholders' equity decreased $.5 million from December 31, 1995 to March 31, 1996.

Cash and cash equivalents increased $9 million due to the investment of excess funds in Federal funds sold. The Federal funds sold balance was increased to temporarily enhance the liquidity position of the Company allowing the Company to restructure its balance sheet to improve its interest margin by reductions in high cost deposit liabilities and to provide for interest earnings on funds to be utilized for new loans which satisfy the underwriting criteria of the Company.

The Company collected proceeds from the maturities of and principle payments on investment securities available for sale totaling approximately $15 million during the first quarter of 1996. These proceeds were used to liquidate $8 million of interest bearing deposits which, prior to their liquidation at maturity near the end of the first quarter, were bearing interest at above market rates. The proceeds were also used to fund a normal reduction in non-interest bearing deposits totaling $1 million. The balance of the funds collected from investment securities available for sale were invested in Federal funds sold.

Loans, net of the allowance for loan losses, decreased by $3 million as the repayment of loans outstanding exceeded the dollar amount of new loans. The dollar amount of principal repayments in excess of amounts funded were invested in Federal funds sold. The Company's underwriting criteria are generally considered to be conservative and the Company will only fund loans that generate an acceptable return relative to the credit risk. Also, management has evaluated loan growth as such growth relates to improvement in the Bank's regulatory capital ratios. Management's plans for the improvement of the Bank's regulatory capital ratios include among other alternatives, restructuring the Bank's balance sheet as well as a reduction in the total assets of the Bank. Management's plans relating to improving the Bank's regulatory capital ratios are more fully discussed in Regulatory Issues. The Company continues to experience past due loans, non accrual loans and charge-offs that are below industry averages. Management has reviewed the allowance for loan losses as of March 31, 1996 and in the opinion of management, the loan loss reserve is adequate.

Results of Operations

Total interest income for the quarter ended March 31, 1996 was $1.9 million, a decrease of $201,000 from the corresponding period of the preceding year. The decrease in total interest income primarily results from a decline in interest income from investment securities of $349,000 off set by an increase in interest income from Federal funds sold of $168,000. The decline in interest income from investment securities results from lower balances invested in investment securities available for sale during the period ended March 31, 1996 as compared with the comparable period for 1995. The increase in interest income from Federal funds sold for the current quarter when compared to the corresponding quarter of the preceding year resulted from larger balances invested in Federal funds.

Total interest expense had a small decline for the first quarter of 1996 when compared to the first quarter of 1995. A favorable decrease in interest expense on other borrowed funds was offset by an increase in interest expense related to deposit accounts.

Net interest income before provision for loan loss declined approximately $131,000 during the first quarter of 1996 when compared to the comparable period for 1995. This resulted from the decline in interest margins associated with the Company's increased investments in Federal funds sold funding deposits with above market rates for most of the quarter.

Other operating expenses increased $186,000 during the quarter ended March 31, 1996 when compared to the corresponding period of the preceding year. The increase in other operating expenses principally results from increases in salaries and employee benefits and data processing charges. Bank management has identified market segments where the Bank should have success in attracting from competing financial institutions new loan and low costs deposit relationships in the Tallahassee market. Management believes the additions to the management group will provide the Bank with access to new account relationships. Data processing charges increased during the current quarter as compared to the prior year comparable period as the current period reflects three months of data processing charges under the Bank's new data processing contract.

The Company's net loss for the quarter ended March 31, 1996 was $406,000 compared to a net loss of 76,000 for the first quarter of 1995. Loss per common share was ($.43) for the quarter ended March 31, 1996 based on weighted average common shares and common stock equivalents outstanding of 947,294 compared to a net loss of $33,000 and loss per common share of ($.04) based on weighted average common shares and common stock equivalents outstanding of 894,476 for the quarter ended March 31, 1995.

Regulatory Issues

On March 7, 1996, the Bank entered into a Formal Agreement with its primary federal regulator, the Office of the Comptroller of the Currency (OCC). The Formal Agreement is the Bank's written commitment to take certain actions requested by the OCC. In particular, the Formal Agreement provides that the Bank will: develop a profit plan to improve the Bank's earnings; develop a three-year capital program, including meeting certain regulatory capital ratios (discussed below); employ an outside consultant to review and report on the current management and board supervision of the Bank; submit a plan of implementation of the management consultant's recommendations; revise and improve the Bank's procedures for maintaining its allowance for loan losses; adjust and revise the Bank's assets and liability management policy; correct any violations of the law, rule or regulation; refile call reports for the first three quarters of 1995; and ensure the accuracy of all future regulatory reports filed by the Bank. The Bank believes it is in compliance with most of the requirements. The failure to comply with the requirements under the Formal Agreement may result in the levy of civil money penalties against the Bank and/or its directors, the removal of officers and/or directors, or the institution of cease and desist proceedings against the Bank and/or its directors.

In the opinion of Management, the most important area of the Formal Agreement relates to the achievement of certain prescribed capital ratios no later than August 31, 1996.

Under guidelines established by the Federal banking regulators, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are calculated as a ratio of capital to risk-weighted assets. Risk-weighted assets are computed by measuring the relative credit risks of both the asset categories on the balance sheet and various off-balance sheet exposures. Capital is divided into two classes: Tier 1 and Tier 2. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital and other specific limitations, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 risk-weighted ratio is 4%, and the minimum total capital ratio, consisting of both Tier 1 and Tier 2 capital, is 8%.

The Tier 1 leverage ratio is the ratio of Tier 1 capital only to average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. The required ratio ranges from 3% to 5%, subject to Federal bank regulatory evaluation of the organization's overall safety and soundness.

Article IV of the Formal Agreement requires the Bank to achieve certain capital ratios by August 31, 1996. These required capital ratios are significantly higher than those presently recorded by the Bank. The Formal Agreement requires the attainment of the following ratios:


              Ratio                   Required Ratio

        Tier 1 leverage                     5.0%
        Tier 1 risk weighted                8.0%
        Total risk weighted                10.0%

These ratios exceed the ratios required for the regulatory rating, well-capitalized. The following is a summary of the Bank's capital ratios:


             Ratio                          March 31, 1996

        Tier 1 leverage                         4.12%
        Tier 1 risk weighted                    7.91%
        Total risk weighted                     8.68%


Management has instituted a capital and profitability plan, that if successfully completed, will increase the Bank's capital to an amount which will put the Bank in compliance with the Formal Agreement. The capital plan provides for the Bank to monitor asset growth giving consideration to the favorable impact shrinking the size of the Bank would have on the Bank's capital ratios; changing the mix of assets and liabilities by emphasizing loans in favor of investment securities and core deposits in favor of high cost deposits; improving the net interest margin and non-interest income and controlling overhead; and augmenting capital. The Bank's primary plan to augment capital is through the sale of additional stock to its shareholder, which is dependent on a private placement of stock by the Company. In addition, the Bank is considering the sale of one or more branches which would be likely to be undertaken if favorable premiums and excess liquidity are available.

                             PART II

Item 1.  Legal Proceedings.

     The Company is not aware of any pending legal proceedings, other than routine litigation incidental to the business of the Bank, to which the Bank is a party or to which any of its properties is subject. The Company is aware of no pending legal proceedings to which it is a party.

Item 2.  Changes in Securities.

     No instruments defining the rights of the holders of the Company's only class of securities, its Common Stock, have been materially modified. No other class of securities has been issued.

Item 3.  Defaults Upon Senior Securities.

     The Company has had no defaults on any indebtedness under which it is obligated.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the quarter.

Item 5.  Other Information.

     The Company declines to present any additional information.

Item 6.  Exhibits and Reports on Form 8-K.

     A.   Exhibits

Exhibit No.              Description                                 Page No.

      11   Statement Re: Computation of Per Share Earnings (See
           Page 8)    Filed Herewith

      27   Financial Data Schedule (For SEC Use Only)  Filed Herewith



   B. Reports on Form 8-K

   No reports on Form 8-K were filed during the first quarter of 1996.

                           SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date:  December 9, 1996

                                       EVERGREEN BANCSHARES, INC.
                                       (Registrant)


                                        BY:  /s/ Linda C. Alexionok
                                             Linda C. Alexionok
                                             Secretary



                                        BY:  /s/ Vernon E. Sanders
                                             Vernon E. Sanders
                                             Principal Financial Officer,
                                             Treasurer and a Director


                           EXHIBIT 27

                     FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS DATED MARCH 31, 1996 AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                                                      3/31/96
9-03(1)      Cash and due from banks                                 3,427,598
9-03(2)      Interest-bearing deposits                                       0
9-03(3)      Federal funds sold-purchased securities for resale     17,685,000
9-03(4)      Trading account assets                                          0
9-03(6)      Investment and mortgage backed securities held for
             sale                                                   21,523,755
9-03(6)      Investment and mortgage backed securities held to
             maturity - carrying value                               7,803,250
9-03(6)      Investment and mortgage backed securities held to
             maturity - market value                                 7,416,691
9-03(7)      Loans                                                  58,603,515
9-03(7)(2)   Allowance for losses                                      460,695
9-03(11)     Total assets                                          124,401,405
9-03(12)     Deposits                                              107,827,106
9-03(13)     Short-term borrowings                                           0
9-03(15)     Other Liabilities                                         417,666
9-03(16)     Long-term debt                                                  0
9-03(19)     Preferred stock-mandatory redemption                            0
9-03(20)     Preferred stock-no mandatory redemption                         0
9-03(21)     Common Stock                                              947,294
9-03(22)     Other stockholders' equity                              5,146,395
9-03(23)     Total liabilities and stockholders' equity            114,338,451
9-04(1)      Interest and fees on loans                              1,302,937
9-04(2)      Interest and dividends on investments                     660,561
9-04(4)      Other interest income                                      10,343
9-04(5)      Total interest income                                   1,973,841
9-04(6)      Interest on deposits                                    1,145,739
9-04(9)      Total interest expense                                  1,289,083
9-04(10)     Net interest income                                       684,758
9-04(11)     Provision for loan losses                                  30,000
9-04(13)(h)  Investment securities gains/losses                              0
9-04(14)     Other expenses                                          1,216,110
9-04(15)     Income/loss before income tax                            (406,287)
9-04(17)     Income/loss before extraordinary items                          0
9-04(18)     Extraordinary items, less tax                                   0
9-04(19)     Cumulative change in accounting principal                       0
9-04(20)     Net income or loss                                       (406,287)
9-04(21)     Earnings per share-primary                               (    .43)
9-04(21)     Earnings per share-fully diluted                                0


I.B.5        Net yield-interest earning assets-actual                     7.49
III.C.1(a)   Loans on nonaccrual                                        69,444
III.C.1(b)   Accruing loans past due 90 days or more                   253,624
III.C.1(c)   Troubled debt restructuring                                     0
III.C.2      Potential problem loans                                         0
IV.A.1       Allowance for loan loss-beginning of period               506,635
IV.A.2       Total chargeoffs                                        (  97,045)
IV.A.3       Total recoveries                                           21,105
IV.A.4       Allowance for loan loss-end of period                     460,695
IV.B.1       Loan loss allowance allocated to domestic loans           460,695
IV.B.2       Loan loss allowance allocated to foreign loans                  0
IV.B.3       Loan loss allowance-unallocated                                 0