Form 10QSB
period 1996-06-30
EVERGREEN BANCSHARES INC
filed 1996-12-12
CIK 930199

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                           FORM 10-QSB



        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter Ended June 30, 1996


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

     Condensed Consolidated Balance Sheet as of June 30, 1996 and
          December 31, 1995                                             3

     Condensed Consolidated Statement of Income for the Six Months
          Ended June 30, 1996 and June 30, 1995                         4

     Consolidated Statement of Cash Flows for the Six Months
          Ended June 30, 1996 and June 30, 1995                         5

     Notes to Condensed Consolidated Financial Statements               6




EVERGREEN BANCSHARES, INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  JUNE 30          DECEMBER 31
                                                   1996                1995

ASSETS

CASH & CASH EQUIVALENTS:

Cash & due from banks                         $  3,639,239        $  6,909,701
Fed funds sold                                   7,399,000           5,410,000
Total cash & cash equivalents                   11,038,239          12,319,701

INVESTMENT SECURITIES:

Available for sale, at market value             21,146,949          36,877,731
Held to maturity (market value of $7,240,219     7,474,398           7,807,136
and $7,711,770 at 6/30/96 and 12/31/95)

LOANS, Net (Allowance for Loan Loss $378,603    61,715,212          61,444,193
   and $506,635 at 6/30/96 and 12/31/95)

BANK PREMISES & EQUPMENT, Net                    2,810,178           2,700,572

ACCRUED INTEREST RECEIVABLE                        583,074             638,902

INTANGIBLE CORE DEP PREM, Net                    1,424,226           1,567,464

ORGANIZATION COST, Net                             132,727             146,732

DEFERRED INCOME TAXES                              235,515             116,959

OTHER ASSETS                                       661,270             782,015

TOTAL ASSETS                                  $107,221,788        $124,401,405


LIABILITIES

DEPOSITS
Non-interest bearing                          $  8,217,296        $  9,050,682
Interest bearing                                92,779,048         108,141,681
Total deposits                                 100,996,344         117,192,363

ACCRUED INTEREST PAYABLE                           336,035             527,923

ACCRUED EXPENSES                                   153,009             121,887

TOTAL LIABILITIES                              101,485,388         117,842,173

SHAREHOLDERS' EQUITY

COMMON STOCK (par $1; 1,250,000 auth.;             947,294             947,294
    947,294 and 947,294 issued and outstanding at
    6/30/96 and 12/31/95)
ADDITIONAL PAID-IN CAPITAL                       8,529,089           8,529,089
RETAINED (EARNINGS) DEFICIT                     (3,476,991)         (2,721,471)
UNREALIZED LOSSES ON INVESTMENT SECURITIES        (262,992)           (195,680)

TOTAL SHAREHOLDERS'  EQUITY                      5,736,400           6,559,232

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $107,221,788        $124,401,405

See Notes to Consolidated Financial Statements



EVERGREEN BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                          FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                     JUNE 30                        JUNE 30
                              1996             1995           1996           1995

Interest Income

Loans, including fees      $1,331,294      $1,420,787      $2,634,231     $2,734,168
Investment securities:
   Taxable                    386,563         701,847         837,949      1,399,935
   Non-taxable                                102,353                        204,858
Federal Funds Sold            173,836          11,071         383,011         52,511
Other                          13,227          26,110          23,570         45,431
   Total interest income    1,904,920       2,262,168       3,878,761      4,436,903

Interest Expense

Deposits                    1,223,842       1,349,726       2,512,925      2,495,465
Federal funds pruchased                        14,147                         16,033
Other borrowed funds                          166,001                        377,073
   Total interest expense   1,223,842       1,529,874       2,512,925      2,888,571

Net interest income before
  provision for loan loss     681,078         732,294       1,365,836      1,548,332

Provision for loan loss        20,000                          50,000

Net interest income after
  provision for loan loss     661,078         732,294       1,315,836      1,548,332

Other Income

Service charges on deposits   106,668          69,843         217,741        115,932
Commisions and fees on
  deposits                     83,730          90,688         127,722        182,974
   Total other income         190,398         160,531         345,463        298,906

Other Expense

Salaries & employee
  benefits                    491,255         430,325       1,008,817        879,862
Occupancy expense             206,910         190,598         415,609        368,088
Data processing               104,443           7,400         208,714         32,270
Professional services          34,138          27,829          46,703         51,323
Amortization of core
  deposit premiums             61,932          81,308         143,239        162,614
Insurance                      72,188          67,208         145,787        114,082
Stationery & supplies          22,325          39,514          49,817         73,690
Furniture & equipment
  expense                      39,961          32,742          85,165         75,715
Postage & freight               9,015          19,226          30,950         40,751
Other operating expenses      158,542         227,557         282,018        355,542
   Total other expenses     1,200,709       1,123,707       2,416,819      2,153,937

INCOME(LOSS) BEFORE TAXES    (349,233)       (230,882)       (755,520)      (306,699)
INCOME TAX PROVISION
  (BENEFIT)                                   (17,844)                      (60,989)

NET INCOME (LOSS)           $(349,233)      $(213,038)      $(755,520)    $(245,710)

EARNINGS PER SHARE             $(0.37)         $(0.24)         $(0.80)       $(0.27)

Net income (loss) per
  common share                 $(0.37)         $(0.24)         $(0.80)       $(0.27)

WEIGHTED AVERAGE COMMON
SHARES AND COMMON STOCK       947,294         895,214         947,294        895,951
EQUIVALENTS OUTSTANDING

See Notes To Consolidated Financial Statements


EVERGREEN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               June 30
                                                         1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $(755,520)     $(245,710)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                      203,629        229,356
     Provision for loan and lease losses                 50,000
     Deferred income taxes                                             (60,989)
   (Increase) decrease in accrued interest receivable    55,828          3,585
   (Increase) decrease in other assets                 (260,389)      (248,040)
   (Increase) decrease in organization costs             10,609
   Increase (decrease) in accrued interest payable     (191,888)        37,943
   Increase in accrued expenses and other liabilities    31,122
   Decrease in accrued expenses and other liabilities                 (234,461)

           Net cash provided by (used in) operating
              activities                               (856,609)      (518,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan Originations and principal payments             81,375     (7,734,125)
    Principal collected on securities held to
      maturity                                          317,648        657,924
    Principal collected on securities available
      for sale                                          945,867      1,564,625
    Net (increase) decrease in other short-term
      investments                                             0
    Purchases of:
      Securities available for sale                                   (333,700)
      Premises and equipment                           (272,013)       (61,299)
    Proceeds from sales of:
      Premises and equipment                            118,289
    Proceeds from maturities of:
      Securities available for sale                  14,580,000
      Federal Funds (purchased) sold                                (1,500,000)

           Net cash provided by (used in)
             investing activities                    15,771,166     (7,406,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) NOW accounts, demand
      deposits and savings accounts                    (833,386)
    Increase (Decrease) in Certificates of Deposit  (15,362,633)    14,874,375
    Net increase (Decrease) in Other Borrowed Funds           0     (5,600,000)
    Dividends paid                                                     (44,726)
    Common stock issued                                                 31,200

           Net cash provided by (used in)
             financing activities                   (16,196,019)     9,260,849

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,281,462)     1,335,958

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         12,319,701      5,043,118

CASH AND CASH EQUIVALENTS, END OF YEAR              $11,038,239     $6,379,076

See Notes to Consolidated Financial Statements


            EVERGREEN BANCSHARES, INC. AND SUBSIDIARY

                NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Evergreen Bancshares, Inc. and Subsidiary annual report on Form 10-KSB for the year ended December 31, 1995.

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

Investment Securities - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt Securities"' (SFAS No. 115"), which addresses the accounting and reporting for certain investments in debt and equity securities. This statement requires that only debt securities that the Company has the positive intent and ability to hold to maturity be classified as held to maturity and reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are required to be classified as trading securities and reported at fair value with unrealized gains and losses reflected in the statement of income. All other securities are required to be classified as available-for-sale securities and reported at fair value with unrealized gains and losses net of taxes reflected as a separate component of shareholder's equity until realized.

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

Stock Options - The Company has a Management Stock Option and Non-Qualified Stock Option Plans under which stock options have been granted to key officers, directors and shareholders to purchase shares of Company common stock. These options are currently exercisable to purchase common stock at $10 and $12 per share. The options terminate upon cessation of employment or death or expiration of option periods in 1996 through 1998. In 1995, 3,100 options were exercised and in 1994, 26,435 options were exercised. In the first six months of 1996, 32 options were exercised.

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

Financial Condition

Total assets of the Company decreased during 1996 as the Company continued its plans to improve the Bank's regulatory capital ratios. Total assets decreased by $17 million from $124 million at December 31, 1995 to $107 million at June 30, 1996. Total liabilities decreased to $101 million at June 30, 1996 from $118 million at December 31, 1995 and shareholders' equity decreased $.8 million from December 31, 1995 to June 30, 1996.

Cash and cash equivalents as of June 30, 1996 decreased by $1 million when compared to December 31, 1995. This resulted from a decline in cash and due from banks which was partially offset by an increase in Federal funds sold as of June 30, 1996 when compared to December 31, 1995. The Company continues to invest in Federal funds sold to enhance the liquidity position of the Company allowing for future reductions in high cost deposit liabilities and to provide for interest earnings on funds to be utilized for new loans which satisfy the underwriting criteria of the Company.

The Company collected proceeds from the maturities of and principle payments on investment securities available for sale totaling $16 million during the first six months of 1996. The proceeds from such sales were used to liquidate $15 million of interest bearing deposits which, prior to their liquidation at maturity, were bearing interest at above market rates. Such proceeds were also used to fund a normal reduction in non-interest bearing deposits totaling $800,000.

Loans, net of the allowance for loan losses, increased by $271,000 as of June 30, 1996 when compared to December 31, 1995. The increase results from a reduction in the allowance for loan losses of $128,000 as of June 30, 1996 when compared to December 31, 1995 and new loans funded of $143,000. The Company's underwriting criteria are generally considered to be conservative and the Company will only fund loans that generate an acceptable return relative to the credit risk. Also, management has evaluated loan growth as such growth relates to improvement in the Bank's regulatory capital ratios. Management's plans for the improvement of the Bank's regulatory capital ratios include among other alternatives, restructuring the Bank's balance sheet as well as a reduction in the total assets of the Bank. Management's plans relating to improving the Bank's regulatory capital ratios are more fully discussed in Regulatory Issues. The Company continues to experience past due loans, non accrual loans and charge-offs that are below industry averages. Management has reviewed the allowance for loan losses as of June 30, 1996 and in the opinion of management, the loan loss reserve is adequate.

Results of Operations

Total interest income for the six months ended June 30, 1996 was $3.9 million, a decrease of $558,000 from the corresponding period of the preceding year. The decrease in total interest income primarily results from a decline in interest income from investment securities of $767,000 off set by an increase in interest income from Federal funds sold of $331,000. The decline in interest income from investment securities results from lower average balances invested in investment securities available for sale during the six month period ended June 30, 1996 as compared with the corresponding period for 1995. The increase in interest income from Federal funds sold for the six months ended June 30, 1996 when compared to the corresponding period of the preceding year resulted from larger average balances invested in Federal funds sold.

Total interest expense decreased $376,000 for the six months ended June 30, 1996 when compared to the corresponding period of the preceding year. The decrease in interest expense primarily results from a decrease in other borrowings. The Company had no other borrowings outstanding at June 30, 1996 compared to $9 million outstanding at June 30, 1995.

Net interest income before provision for loan loss declined approximately $182,000 during the six months ended June 30, 1996 when compared to the corresponding period for 1995. This resulted from the decline in interest margins associated with the Company's increased investments in Federal funds sold funding deposits with above market rates.

Other operating expenses increased $263,000 during the six months ended June 30, 1996 when compared to the corresponding period of the preceding year. The increase in other operating expenses principally results from increases in salaries and employee benefits and data processing charges. During each of April and June, 1996, the Bank hired an additional vice president to help administer the Bank's loan portfolio and to attract new loan customers that meet the Bank's conservative underwriting criteria. Bank management has identified market segments where the Bank should have success in attracting from competing financial institutions new loan and low costs deposit relationships in the Tallahassee market. Management believes the additions to the management group will provide the Bank with access to new account relationships. Data processing charges increased during the period as compared to the prior year comparable period as the current period reflects six months of data processing charges under the Bank's new data processing contract.

The Company's net loss for the six months ended June 30, 1996 was $755,000 compared to a net loss of 246,000 for the corresponding period 1995. The loss for the 1995 period is net of a tax benefit estimated to be $61,000. For 1996, the Company does not have available taxable income to carry back the loss for a benefit and the Company has recorded a valuation allowance against the deferred tax asset associated with the projected year end operating loss carryfoward. Loss per common share was ($.80) for the six months ended June 30, 1996 based on weighted average common shares and common stock equivalents outstanding of 947,294 compared to a net loss of $246,000 and loss per common share of ($.27) based on weighted average common shares and common stock equivalents outstanding of 895,951 for the six months ended June 30, 1995.


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

Under guidelines established by the Federal banking regulators, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are calculated as a ratio of capital to risk-weighted assets. Risk-weighted assets are computed by measuring the relative credit risks of both the asset categories on the balance sheet and various off-balance sheet exposures. Capital is divided into two classes: Tier 1 and Tier 2. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital and other specific limitations, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 risk-weighted ratio is 4%, and the minimum total capital ratios, consisting of both Tier 1 and Tier 2 capital is 8%.

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

Article IV of the Formal Agreement requires the Bank to achieve certain capital ratios by August 31, 1996. These required capital ratios are significantly higher than those presently recorded by the Bank. The Formal Agreement requires the attainment of the following ratios:


                   Ratio                  Required Ratio

               Tier 1 leverage                 5.0%
               Tier 1 risk weighted            8.0%
               Total risk weighted            10.0%

These ratios exceed the ratios required for the regulatory rating, well-capitalized. The following is a summary of the Bank's capital ratios:


    Ratio              March 31, 1996     June 30, 1996

Tier 1 leverage            4.12%              4.10%
Tier 1 risk weighted       7.91%              7.08%
Total risk weighted        8.68%              7.69%

Management has instituted a capital and profitability plan, that if successfully completed, will increase the Bank's capital to an amount which will put the Bank in compliance with the Formal Agreement. The capital plan provides for the Bank to monitor asset growth giving consideration to the favorable impact shrinking the size of the Bank would have on the Bank's capital ratios; changing the mix of assets and liabilities by emphasizing loans in favor of investment securities and core deposits in favor of high cost deposits; improving the net interest margin and non-interest income and controlling overhead; and augmenting capital. The Bank's primary plan to augment capital is through the sale of additional stock to its sole shareholder which is dependent on a private placement of stock by the Company. By the second quarter, the Bank was no longer considering the sale of one or more branches, due to an unfavorable market for such sales.

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

     A.     Exhibits

     Exhibit No.          Description                    Page No.

          11   Statement Re: Computation of Per Share Earnings
               (See Page 8) Filed Herewith

          27   Financial Data Schedule (For SEC Use Only)
               Filed Herewith


     B.     Reports on Form 8-K

     No reports on Form 8-K were filed during the second quarter of 1996.


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

     Date:  December 9, 1996

                                EVERGREEN BANCSHARES, INC.
                                (Registrant)


                                BY:  /s/ Linda C. Alexionok
                                     Linda C. Alexionok
                                     Secretary



                                BY:  /s/ Vernon E. Sanders
                                     Vernon E. Sanders
                                     Principal Financial Officer,
                                     Treasurer and a Director



                           EXHIBIT 27

                     FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS DATED JUNE 30, 1996 AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                                                     6/30/96

9-03(1)        Cash and due from banks                               3,639,239
9-03(2)        Interest-bearing deposits                                     0
9-03(3)        Federal funds sold-purchased securities for resale    7,399,000
9-03(4)        Trading account assets                                        0
9-03(6)        Investment and mortgage backed securities held
               for sale                                             21,146,949
9-03(6)        Investment and mortgage backed securities held to
               maturity - carrying value                             7,474,398
9-03(6)        Investment and mortgage backed securities held to
               maturity - market value                               7,240,219
9-03(7)        Loans                                                61,715,212
9-03(7)(2)     Allowance for losses                                    378,603
9-03(11)       Total assets                                        107,221,788
9-03(12)       Deposits                                            100,996,344
9-03(13)       Short-term borrowings                                         0
9-03(15)       Other Liabilities                                       489,044
9-03(16)       Long-term debt                                                0
9-03(19)       Preferred stock-mandatory redemption                          0
9-03(20)       Preferred stock-no mandatory redemption                       0
9-03(21)       Common Stock                                            947,294
9-03(22)       Other stockholders' equity                            4,789,106
9-03(23)       Total liabilities and stockholders' equity          107,221,788
9-04(1)        Interest and fees on loans                            2,634,231
9-04(2)        Interest and dividends on investments                 1,220,960
9-04(4)        Other interest income                                    23,510
9-04(5)        Total interest income                                 3,787,761
9-04(6)        Interest on deposits                                  2,512,925
9-04(9)        Total interest expense                                2,512,295
9-04(10)       Net interest income                                   1,365,836
9-04(11)       Provision for loan losses                                50,000
9-04(13)(h)    Investment securities gains/losses                            0
9-04(14)       Other expenses                                        2,416,819
9-04(15)       Income/loss before income tax                          (755,520)
9-04(17)       Income/loss before extraordinary items                        0
9-04(18)       Extraordinary items, less tax                                 0
9-04(19)       Cumulative change in accounting principal                     0
9-04(20)       Net income or loss                                     (755,520)
9-04(21)       Earnings per share-primary                              (   .80)
9-04(21)       Earnings per share-fully diluted                              0


I.B.5          Net yield-interest earning assets-actual                   7.94
III.C.1(a)     Loans on nonaccrual                                     110,372
III.C.1(b)     Accruing loans past due 90 days or more                 373,704
III.C.1(c)     Troubled debt restructuring                                   0
III.C.2        Potential problem loans                                       0
IV.A.1         Allowance for loan loss-beginning of period             506,635
IV.A.2         Total chargeoffs                                      ( 209,762)
IV.A.3         Total recoveries                                         31,730
IV.A.4         Allowance for loan loss-end of period                   378,603
IV.B.1         Loan loss allowance allocated to domestic loans         378,603
IV.B.2         Loan loss allowance allocated to foreign loans                0
IV.B.3         Loan loss allowance-unallocated                               0