Form 10QSB
period 1996-09-30
EVERGREEN BANCSHARES INC
filed 1996-12-12
CIK 930199

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                           FORM 10-QSB



        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter Ended September 30, 1996


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

     Condensed Consolidated Balance Sheet as of September 30, 1996
          and December 31, 1995                                         3

     Condensed Consolidated Statement of Income for the Nine Months
          Ended September 30, 1996 and September 30, 1995               4

     Consolidated Statement of Cash Flows for the Nine Months
          Ended September 30, 1996 and September 30, 1995               5

     Notes to Condensed Consolidated Financial Statements               6




EVERGREEN BANCSHARES, INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                SEPTEMBER 30         DECEMBER 31
                                                   1996                 1995

ASSETS

CASH & CASH EQUIVALENTS:

Cash & due from banks                           $3,350,579          $6,909,701
Fed funds sold                                   2,250,000           5,410,000
Total cash & cash equivalents                    5,600,579          12,319,701

INVESTMENT SECURITIES:

Available for sale, at market value             23,102,411          36,877,731
Held to maturity (market value of $9,148,687     9,308,519           7,807,136
  and $7,807,136 at 9/30/96 and 12/31/95)

LOANS, Net (Allowance for Loan Loss $407,292    54,467,828          61,444,193
  and $506,635 at 9/30/96 and 12/31/95)

BANK PREMISES & EQUIPMENT, Net                   2,819,666           2,700,572

ACCRUED INTEREST RECEIVABLE                        469,754             638,902

INTANGIBLE CORE DEP PREM, Net                    1,352,606           1,567,464

ORGANIZATION COST, Net                             118,398             146,732

DEFERRED INCOME TAXES                              222,022             116,959

OTHER ASSETS                                       581,397             782,015

     TOTAL ASSETS                              $98,043,180        $124,401,405


LIABILITIES

DEPOSITS
  Non-interest bearing                          $9,263,260          $9,050,682
  Interest bearing                              83,029,969         108,141,681
     Total deposits                             92,293,229         117,192,363

ACCRUED INTEREST PAYABLE                           276,121             527,923

ACCRUED EXPENSES                                   161,321             121,887

     TOTAL LIABILITIES                          92,730,671         117,842,173

SHAREHOLDERS' EQUITY

COMMON STOCK (par $1; 1,250,000 auth.;           1,000,294             947,294
  1,000,294 and 947,294 issued and outstanding
  at 9/30/96 and 12/31/95)
ADDITIONAL PAID-IN CAPITAL                       9,241,611           8,529,089
RETAINED (EARNINGS) DEFICIT                     (4,688,411)         (2,721,741)
UNREALIZED LOSSES ON INVESTMENT SECURITIES        (240,985)           (195,680)

     TOTAL SHAREHOLDERS'  EQUITY                 5,312,509           6,559,232

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $98,043,180        $124,401,405

See Notes to Consolidated Financial Statements



EVERGREEN BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                      SEPTEMBER  30                SEPTEMBER 30
                                    1996          1995           1996           1995

Interest Income

Loans, including fees           $1,451,375     $1,431,353     $4,085,606     $4,165,521
Investment securities:
  Taxable                          417,066        682,839      1,255,015      2,082,774
  Non-taxable                                     102,538                       307,396
Federal Funds Sold                  30,673         30,855        413,684         83,368
Other                               12,305         27,203         35,875         72,632
  Total interest income          1,911,419      2,274,788      5,790,180      6,711,691

Interest Expense

Deposits                         1,074,105      1,391,682      3,587,030      3,887,147
Federal funds purchased              1,452          1,364          1,452         17,397
Other borrowed funds                               88,186                       465,259
Participations sold                 77,226                        77,226
  Total interest expense         1,152,783      1,481,232      3,665,708      4,369,803

Net interest income before
  provision for loan loss          758,636        793,556      2,124,472      2,341,888

Provision for loan loss            581,000        650,000        631,000        650,000

Net interest income after
  provision for loan loss          177,636        143,556      1,493,472      1,691,888

Other Income

Service charges on deposits        119,616         41,337        337,357        157,269
Commissions and fees on deposits    63,361         81,633        191,083        264,607
(Loss) gain on sale of investment
  securities                        (1,047)       (46,665)        (1,047)       (46,665)
(Loss) on sale of assets                                            (104)          (104)
  Total other income               181,930         76,201        527,393        375,107

Other Expense

Salaries & employee benefits       487,044        423,028      1,495,861      1,302,890
Occupancy expense                  224,560        194,477        640,169        562,565
Data processing                    100,978        131,987        309,692        164,257
Professional services              182,693        114,592        229,396        165,915
Amortization of core deposit
  premiums                          71,619         81,307        214,858        243,921
Insurance                          101,420         54,713        247,207        168,795
Stationery & supplies               17,334         46,553         67,151        120,243
Furniture & equipment expense       27,483         37,492        112,648        113,207
Postage & freight                   17,334         20,446         48,165         61,197
Other operating expenses           340,640        260,606        622,658        616,148
  Total other expenses           1,571,105      1,365,201      3,987,805      3,519,138

INCOME(LOSS) BEFORE TAXES       (1,211,539)    (1,145,444)    (1,966,940)    (1,452,143)
INCOME TAX PROVISION (BENEFIT)                    (16,601)                      (77,590)

  NET INCOME (LOSS)            $(1,211,539)   $(1,128,843)   $(1,966,940)   $(1,374,553)

EARNINGS PER SHARE                  $(1.26)        $(1.26)        $(2.06)        $(1.53)

  Net income (loss) per
    common share                    $(1.26)        $(1.26)        $(2.06)        $(1.53)

WEIGHTED AVERAGE COMMON SHARES     964,960        895,214        953,183        901,241
AND COMMON STOCK EQUIVALENTS
OUTSTANDING

See Notes to Consolidated Financial Statements



EVERGREEN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      September 30
                                                                 1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,966,940)     $(1,374,553)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              273,326          346,730
      Provision for loan and lease losses                        631,000
      Deferred income taxes                                                     (77,590)
      (Gain) loss on sale of securities                            1,047           46,665
      (Gain) loss on sale of loans                               (10,425)
      (Increase) decrease in accrued interest receivable         169,148           81,572
      (Increase) decrease in other assets                        700,386       (1,081,289)
      (Increase) decrease in organizational costs                 (6,997)         (14,250)
      Increase (decrease) in accrued interest payable           (251,802)         (66,011)
      Increase in accrued expenses and other liabilities               0
      Decrease in accrued expenses and other liabilities          39,434         (116,467)

         Net cash provided by (used in) operating activities    (421,823)      (2,255,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan Originations and principal payments                     1,511,300       (4,424,606)
  Principal collected on securities held to maturity           1,470,590          731,207
  Principal collected on securities available for sale           475,196        2,482,119
  Purchases of:
    Securities held to maturity                               (1,994,342)
    Securities available for sale                            (13,964,786)         (21,259)
    Premises and equipment                                      (290,790)        (624,447)
  Proceeds from sales of:
    Loans receivable                                           4,280,993
    Securities available for sale                              1,649,863        5,019,739
    Federal Home Loan Bank Stock                                       0
    Premises and equipment                                       118,289
  Proceeds from maturities of:
    Securities available for sale                             24,580,000
  Federal funds sold                                                           (1,500,000)

         Net cash provided by investing activities            17,836,313        1,662,753

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Non-Interest Bearing Deposits           212,578
  Increase (Decrease) in Interest Bearing Deposits           (25,111,712)      15,375,377
  Net increase (Decrease) in Other Borrowed Funds                      0      (14,423,000)
  Dividends paid                                                       0          (44,726)
  Common stock issued                                            765,522          912,900

         Net cash provided by (used in) financing
            activities                                       (24,133,612)       1,820,551

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (6,719,122)       1,228,111

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  12,319,701        5,043,118

CASH AND CASH EQUIVALENTS, END OF YEAR                        $5,600,579       $6,271,229

See Notes to Consolidated  Financial  Statements


EVERGREEN BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Evergreen Bancshares, Inc. and Subsidiary annual report on Form 10-KSB for the year ended December 31, 1995.

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

Stock Options - The Company has a Management Stock Option and Non-Qualified Stock Option Plans under which stock options have been granted to key officers, directors and shareholders to purchase shares of Company common stock. These options are currently exercisable to purchase common stock at $10 and $12 per share. The options terminate upon cessation of employment or death or expiration of option periods in 1996 through 1998. In 1995,
3.100 shares were exercised, and in 1994, 26,435 options were exercised. In the first three quarters of 1996, 28,235 options were exercised.

NOTE 3 - REGULATORY MATTERS

The Agreement - On March 7, 1996, the Bank entered into a written agreement with the Office of the Comptroller of the Currency (the
"Agreement"). The Agreement provide s that the Bank will perform the following:

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

Management has taken measures to comply with the Agreement and plans to continue these efforts. Failure to comply with the requirements under the Agreement may result in the levy of civil money penalties against the Bank and/or its directors, removal of officers and directors, or institution of Cease-and-Desist proceedings. The Bank has been informed by the Office of the Comptroller that it is in noncompliance with the capital program and other provisions.

Management's Plans - Management has undertaken plans to reduce operating expenses, restructure the deposit and loan portfolios, increase the loan-to-deposit ratio, and reduce the Bank's interest rate risk by more closely matching the maturities of interest bearing deposits with interest earning assets, in efforts to reduce the Bank's net operating losses. Management is also raising additional capital through private placements.

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

This and other reports were not timely filed by the Company.
However, as of this writing, this report is the most current report made publicly available by the Company.

Financial Condition

Total assets of the Company decreased during 1996 as the Company continued its plans to improve the Bank's regulatory capital ratios. Total assets decreased by $26 million from $124 million at December 31, 1995 to $98 million at September 30, 1996. Total liabilities decreased to $93 million at September 30, 1996 from $118 million at December 31, 1995 and shareholders' equity decreased $1.2 million from December 31, 1995 to September 30, 1996.

Cash and cash equivalents as of September 30, 1996 decreased by $6.7 million when compared to December 31, 1995. This resulted from a decline in cash and due from banks and Federal funds sold. The decline in Federal funds sold reflects the Company's continued liquidation of interest bearing deposit accounts.

The Company collected proceeds from the maturities of and principle payments on investment securities available for sale totaling approximately $27 million during the first nine months of 1996.
The Company reinvested approximately $14 million of these funds in investment securities available for sale. The remainder of the funds collected were used to liquidate interest bearing deposits which, prior to their liquidation at maturity, were bearing interest at above market rates.

Loans, net of the allowance for loan losses, decreased by $6.9 million as of September 30, 1996 when compared to December 31, 1995. The decrease results from the sale of approximately $5 million of real estate loans during the third quarter. The loans were sold in an effort to reduce the total assets of the Bank. The proceeds from the sale of the loans were used to liquidate interest bearing deposit accounts. Management has evaluated loan growth as such growth relates to improvement in the Bank's regulatory capital ratios. Management's plans for the improvement of the Bank's regulatory capital ratios include among other alternatives, restructuring the Bank's balance sheet as well as a reduction in the total assets of the Bank. Management has no specific plans to conduct any future loan sales at this time, however, such sales may take place as management continues to evaluate the Bank's regulatory capital ratios. Management's plans relating to improving the Bank's regulatory capital ratios are more fully discussed in Regulatory Issues. The Company continues to experience past due loans, non accrual loans and charge-offs that are below industry averages. Management has reviewed the allowance for loan losses as of September 30, 1996 and in the opinion of Management, the loan loss reserve is adequate.

Results of Operations

Total interest income for the nine months ended September 30, 1996 was $5.8 million, a decrease of $922,000 from the corresponding period of the preceding year. The decrease in total interest income primarily results from a decline in interest income from investment securities of $1,135,000 partially offset by an increase in interest income from Federal funds sold of $330,000. The decline in interest income from investment securities results from lower average balances invested in investment securities available for sale during the nine month period ended September 30, 1996 as compared with the corresponding period for 1995. The increase in interest income from Federal funds sold for the nine months ended September 30, 1996 when compared to the corresponding period of the preceding year resulted from larger average balances invested in Federal funds sold.

Total interest expense decreased $704,000 for the nine months ended September 30, 1996 when compared to the corresponding period of the preceding year. The decrease in interest expense primarily results from a decrease in interest expense of $465,000 from other borrowed funds and a decrease in interest expense of $306,000 on deposits. The Company did not incur other borrowings during 1996. The reduction in interest expense on deposits reflects the reduction in deposit account balances consistent with management's intention to reduce the total assets of the Bank.

Net interest income before provision for loan loss declined approximately $217,000 during the nine months ended September 30, 1996 when compared to the corresponding period for 1995. This resulted from the decline in interest margins associated with the Company's increased average balances of investments in Federal funds sold funding deposits with above market rates.

Other operating expenses increased $470,000 during the nine months ended September 30, 1996 when compared to the corresponding period of the preceding year. The increase in other operating expenses principally results from increases in salaries and employee benefits and data processing charges. During each of April and June of 1996, the Bank hired an additional vice president to help administer the Bank's loan portfolio and to attract new loan customers that meet the Bank's conservative underwriting criteria. Bank management has identified market segments where the Bank should have success in attracting from competing financial institutions new loan and low costs deposit relationships in the Tallahassee market. Management believes the additions to the management group will provide the Bank with access to new account relationships. Data processing charges increased during the period as compared to the prior year comparable period as the current period reflects six months of data processing charges under the Bank's new data processing contract.

The Company's net loss for the nine months ended September 30, 1996 was $1,967,000 compared to a net loss of $1,452,000 for the corresponding period 1995. The loss for the 1995 period is net of a tax benefit estimated to be $78,000. For 1996, the Company does not have available taxable income to carry back the loss for a benefit and the Company has recorded a valuation allowance against the deferred tax asset associated with the projected year end operating loss carryfoward. Loss per common share was ($2.08) for the nine months ended September 30, 1996 based on weighted average common shares and common stock equivalents outstanding of 947,294 compared to a net loss of $1,375,000 and loss per common share of ($1.53) based on weighted average common shares and common stock equivalents outstanding of 901,241 for the nine months ended September 30, 1995.

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

Under guidelines established by the Federal banking regulators, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are calculated as a ratio of capital to risk-weighted assets. Risk-weighted assets are computed by measuring the relative credit risks of both the asset categories on the balance sheet and various off-balance sheet exposures. Capital is divided into two classes: Tier 1 and Tier 2. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital and other specific limitations, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 risk-weighted capital ratio is 4%, and the minimum total capital ratio, consisting of both Tier 1 and Tier 2 capital is 8%.


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

The Tier 1 leverage and total risk weighted ratios required are the same as, and the Tier 1 risk weighted ratio exceeds the ratio required for the "well capitalized" regulatory rating. The following is a summary of the Bank's capital ratios:

     Ratio             March 31, 1996     June 30, 1996     September 30, 1996

Tier 1 leverage            4.12%              4.10%               4.11%
Tier 1 risk weighted       7.91%              7.08%               7.34%
Total risk weighted        8.68%              7.69%               8.05%

In August, 1996, the Company sold stock in a private placement to directors and executive officers at $17 per share. In addition, optionees exercised options on 28,203 shares at prices of $10.00, $12.00 and $14.25 per share pursuant to options granted under the Company's incentive option plan. Nevertheless, the Company did not attain the prescribed capital ratios.

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

The Bank's primary plan to augment capital is through a private placement of additional stock. The Company entered into a Common Stock Purchase Agreement with certain of its directors dated October 17, 1996, which contemplates sales of equity principally through the sale of shares of Company's stock at $17.00 per share at various times during the remainder of 1996 and 1997. This additional capital will support loan and deposit growth and portfolio restructurings. An additional provision added by amendment dated November 14, 1996, is a capital injection feature where the purchasing shareholders agreed to purchase additional equity from the Company (for injection into the Bank) within thirty days of any quarter end during 1997 that the Bank does not attain certain prescribed capital ratios. These prescribed quarterly capital ratios targets gradually increase over the year to the level of the capital ratios required under the Formal Agreement at December 31, 1997.

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

Item 6.  Exhibits and Reports on Form 8-K.

     A.     Exhibits

  Exhibit No.          Description                                  Page No.

     10.6     Common Stock Purchase Agreement (By and Between the
              Company and Certain Directors) Dated October 17,
              1996, and amendment dated November 14, 1996.

     11 Statement Re: Computation of Per Share Earnings (See Page 8) Filed Herewith

     27       Financial Data Schedule (For SEC Use Only) Filed
              Herewith


     B.     Reports on Form 8-K

Subsequent to quarter end, on October 23, 1996, the Company filed a report on Form 8-K, disclosing the resignation of the Company's
President/CEO.


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

     Date:  December 9, 1996


                              EVERGREEN BANCSHARES, INC.
                              (Registrant)


                              BY: /s/ Linda C. Alexionok
                                  Linda C. Alexionok
                                  Secretary



                              BY: /s/ Vernon E. Sanders
                                  Vernon E. Sanders
                                  Principal Financial Officer,
                                  Treasurer and a Director


                 COMMON STOCK PURCHASE AGREEMENT


     THIS COMMON STOCK PURCHASE AGREEMENT (the "Agreement") is made as of October 17, 1996, by and among Evergreen Bancshares, Inc., a Florida corporation (the "Company"), and the persons listed in section 1.1(d) of this Agreement (the "Stockholders") who are signatories to this Agreement, each of whom is a stockholder of the Company and all but three of whom, namely Rica Barrett, Wilma Lauder and Marilyn Newton, are directors of the Company, and all of whom are directors of the Company's principal subsidiary.

                THE PARTIES HEREBY AGREE AS FOLLOWS:

1.      PURCHASE AND SALE

1.1     Sale and Issuance of Company Common Stock.

     (a) Subject to the terms and conditions of this Agreement, each of the Stockholders agrees to purchase at each of the Closings, as defined below, and the Company agrees to sell and issue to each of the Stockholders at each of the Closings, severally and not jointly, shares of Common Stock of the Company (the "Shares"), set forth opposite each Stockholder's name on Exhibit A hereto and pursuant to 1.5, at the price of Seventeen and No/100ths ($17.00) per share.

     (b) The consideration to be tendered by each Stockholder to the Company in exchange for the issuance of such Shares shall be the product of the number of shares purchased multiplied by the price per share referenced in 1.1(a), above.

     (c) The term of this Agreement shall be until December 31, 1997. At each Closing, as defined below, the Company shall issue, and the Stockholders, pursuant to this Agreement, shall purchase, the authorized, but unissued shares of the common stock of the Company.

     (d) The names of the Stockholders and their shares to be purchased are shown on Exhibit A.

     (e) In lieu of purchasing alloted Shares under 1.1(a), a Stockholder who arranges, on a legal basis acceptable to the Company, for capital injections in the Company in an amount equivalent to the consideration as calculated in 1.1(b), shall be deemed to have fulfilled the requirements of 1.1(a).

1.2 Closings. The purchase and sale of the Shares shall take place at the offices of the Company, at 4:30 o'clock p.m. on the penultimate business day of the month referenced on Exhibit A or at such other times and places as the Company and the Stockholders mutually agree upon (which time and place are designated as a "Closing" and any two or more shall be designated as "Closings"). At least 10 (ten) days in advance of each Closing, each Stockholder shall notify the Company if he will invoke section 1.3 of this Agreement and not purchase his shares at the Closing. At least 5
(five) and no more than 10 (ten) days before each Closing, the Company shall notify each Stockholder of the number of Shares and total purchase price to be purchased at the respective Closing. At each Closing, provided the Company does not invoke section 1.4 of this Agreement, the Company shall deliver to each of the Stockholders a certificate representing the number of Shares which each such Stockholder is purchasing (or other document for transmittal to the Company's transfer agent) against delivery to the Company by each such Stockholder of cash or a certified bank cashier's or other check reasonably acceptable to the Company in the amount of the consideration calculated in 1.1(b).

1.3 Failed Shares. If a Stockholder shall notify the Company that he will not, for any reason, including inability to provide suitable cash or cash equivalent, purchase his shares at a closing (the "Failed Shares"), such Shares, if less than or equal to 10% of the total shares to be issued at a particular closing, shall be purchased by the Stockholders. Any notice delivered to the Company which may reasonably be construed to constitute a notice under this section shall be deemed to be a notice under this section, including the failure by a Stockholder to comply with any term of this Agreement. If, for any closing, the total amount of such Failed Shares, taken together with any Shares not purchased in a previous closing through the action of section 1.3 of this Agreement, shall exceed 10% of the shares to be issued at such closing (the "Maximum Additional Shares"), the amount of Failed Shares in excess of the Maximum Additional Shares shall be added to the next following closing. Any Stockholder invoking this section shall nonetheless be liable to the Company for breach of this Agreement and any other remedies available to the Company.

1.4 Change in Control In the event that any purchase of Shares under this Agreement shall, in the sole opinion of the Company acting upon advice of counsel, become subject to the provisions of the Change in Bank Control Act, 12 U.S.C. 1817(j), or any other regulatory or legal requirement with respect to the qualification of any Stockholder to purchase and own the Shares as contemplated by this Agreement, then the Company shall issue shares and collect payment for the same when the Change in Control Act Notice or other legal or regulatory matter, in the sole opinion of the Company, is resolved. Further, it shall be the obligation of each Stockholder to notify the Company between the time of the execution of this agreement and the issuance of any Issue if any law or regulatory provision relating to the qualification of a Stockholder to own the Shares, including the Change in Control Act, may be applicable to such Stockholder's purchase of shares.

1.5 Stop Loss. During the term of this Agreement, the Stockholders will also purchase Shares for the total consideration as calculated in 1.1(b) in a total amount equal to any monthly loss incurred by Guaranty National Bank of Tallahassee in any month after December, 1996 (the "Stop Loss Shares"). The purchase of Stop Loss Shares shall be allocated among the Stockholders pro rata to the allocation of Shares in the October, 1996 Closing. The Closing of the sale of Stop Loss Shares shall occur before the end of the month next following the Bank's loss.

2.     REPRESENTATIONS AND WARRANTIES OF THE COMPANY

Except as set forth on Exhibit 2, the Company hereby represents and warrants to the Stockholders that:

2.1 Incorporation. The Company is a corporation duly organized and validly existing, is in good standing under the laws of the State of Florida, and has all requisite corporate power and authority to carry on its business as now conducted and as proposed to be conducted. True and accurate copies of the Company's Articles of Incorporation, all amendments thereto, and Bylaws as presently in effect have been available for examination by each Stockholder.

2.2 Capitalization. The authorized capital of the Company consists of 1,250,000 shares of Common Stock, of which 1,000,292 shares are issued and outstanding as of the date of the execution of this Agreement.

2.3 Subsidiaries. The Company is the sole shareholder of Guaranty National Bank of Tallahassee, a national banking association (the "Bank"), and the Company does not presently control, directly or indirectly, any other corporation, association or business entity. From time to time, however, the Company may acquire certain other corporations, associations or business entities in the course of its business including its expansion program.

2.4 Authorization. All corporate action on the part of the Company, its officers and directors required to be taken prior to each of the Closings and necessary for the authorization, execution, delivery and performance of the obligations of the Company under this Agreement and for the authorization, issuance and delivery of the Shares being sold hereunder has been or shall be taken prior to each of the Closings, and this Agreement, when executed and delivered, shall constitute a valid and legally binding obligation of the Company. Issuance of the Shares is not subject to preferential or preemptive rights of any future stockholders in the Company. The Company agrees that during the term of this Agreement it will not amend its articles of incorporation or bylaws or any other corporate governance instrument to provide for any such rights.

2.5 Validity of Securities. The Shares to be purchased and sold pursuant to this Agreement, when issued, sold and delivered in accordance with its terms for the consideration expressed herein, shall be duly and validly issued.

2.6 Governmental Consents. All consents, approvals, orders, authorizations or registration, qualification, designation and declaration or filing with any federal or state governmental authority on the part of the Company required in connection with the consummation of the transactions contemplated herein shall have been obtained prior to, and be effective as of, each of the Closings or will be timely filed thereafter.

2.7 Compliance With Other Instruments. The Company is not in violation of any provisions of its Articles of Incorporation, its Bylaws, any material mortgage, indenture, lease, agreement or other instrument to which it is a party, or of any provision of any federal or state judgment, writ, decree, order, statute, rule or governmental regulation applicable to the Company. The execution, delivery and performance of this Agreement will not result in any such violation or be in conflict with or constitute a default under any such provision.

2.8 Litigation. There are no actions, proceedings or investigations pending, or to the knowledge of the Company threatened, which question the validity of this Agreement or which might result, either individually or in the aggregate, in any material adverse change in the assets, conditions, affairs or prospects of the Company, nor, to the knowledge of the Company has there occurred any event or does there exist any condition which might properly be the basis therefor.
2.9 Access to Information. The Company and the Bank have previously provided, and will continue to provide up to the Closing and thereafter, to the Stockholders, full access to all material information pertaining to the Company, the Bank, and an investment by the Stockholders in the Shares, including but not limited to all material books and records of the Company and the Bank and all material contracts and documents relating to the transactions contemplated by this Agreement. The Company and the Bank have previously provided and will continue to provide each of the Stockholders with an opportunity to question the appropriate executive officers of the Company and the Bank concerning all material information about the Company and the Bank and the transactions contemplated by this Agreement.

2.10 Registration Rights. Except as set forth in this Agreement, no person or entity has demand or other rights to cause the Company to file any registration statement under the Securities Act of 1933, as amended (the "Securities Act"), relating to any securities of the Company or any right to participate in any such registration statement.

3.     REPRESENTATIONS AND WARRANTIES OF THE STOCKHOLDERS.

Each of the Stockholders represents and warrants to the Company as follows:

3.1 Authorization. When executed and delivered by each Stockholder, this Agreement will constitute the valid and legally binding obligation of each Stockholder.

3.2 Other Purchasers. During or after the term of this Agreement, each Stockholder specifically recognizes, understands and agrees that this Agreement does not prevent or restrict the Company, in any way, from issuing any additional shares to any person or business entity, or prevent or restrict the Company from purchasing shares from any person or business entity at any time. Each Stockholder further specifically agrees, recognizes and understands that a Stockholder's rights under this agreement are not assignable to any person or business entity regardless of whether a Stockholder continues to own shares of the Company.

4.     SECURITIES ACT AND FLORIDA SECURITIES ACT.

4.1     Investment Representation.

     (a) This Agreement is made with each of the Stockholders in reliance upon their respective representations to the Company, which by acceptance hereof each of the Stockholders hereby confirms, and reconfirms at each Closing, that the Shares to be received will be acquired for investment for an indefinite period for such Stockholder's own account and not with a view to the sale or distribution of any part thereof, and that such Stockholder has no present intention of selling or otherwise distributing the same, but subject, nevertheless, to any requirement of law that the disposition of such Stockholder's property shall at all times be within such Stockholder's control. By executing this Agreement, each of the Stockholders further represents that such Stockholder does not have and at the time of each of the Closings will not have, any contract, undertaking, agreement or arrangement with any person to sell or transfer to such person any of the Shares.

     (b) Each of the Stockholders understands that the Shares are not and may never be registered for sale or resale under the Securities Act or the Florida Securities Act.

     (c) Each of the Stockholders agrees that in no event will such Stockholder make a disposition of any of the Shares, unless the Shares shall have been registered under the Securities Act and the Florida Securities Act, unless and until such Stockholder (i) shall have notified the Company with a statement of the circumstances surrounding the proposed disposition and (ii) shall have furnished the Company with an opinion of counsel reasonably satisfactory to the Company to the effect that (A) such disposition will not require registration of such securities under the Securities Act and the Florida Securities Act, and (B) that appropriate action necessary for compliance with the Securities Act and the Florida Securities Act has been taken.

     (d) Each of the Stockholders represents that he has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of an investment in the Shares, has the ability to bear the economic risks of his investment and has been furnished with and has had access to all material information and to have all questions which have been asked by the Stockholders answered by the Company.

     (e) Each of the Stockholders understands that if registration statements covering the Shares under the Securities Act and the Florida Securities Act are not in effect when he desires to sell any of the Shares, he may be required to hold such Shares for an indeterminate period. Each of the Stockholders also acknowledges that he understands that any sale of the Shares which might be made by him in reliance upon Rule 144 under the Securities Act and the Florida Securities Act may be made only in limited amounts in accordance with the terms and conditions of that Rule, if that Rule should be applicable.

4.2 Legends. All certificates for the Shares shall bear substantially the following legend:

"THE SHARES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE, AND HAVE BEEN ACQUIRED BY THE ISSUEE FOR INVESTMENT PURPOSES. SAID SHARES MAY NOT BE SOLD OR TRANSFERRED UNLESS (A) THEY HAVE BEEN REGISTERED UNDER SAID ACT AND APPLICABLE STATE SECURITIES LAWS, OR (B) THE TRANSFER AGENT IS PRESENTED WITH EITHER A WRITTEN OPINION SATISFACTORY TO COUNSEL FOR THE COMPANY OR A "NO-ACTION" OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION AND APPLICABLE STATE SECURITIES ADMINISTRATORS TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE CIRCUMSTANCES OF SUCH SALE OR TRANSFER."

5.     CONDITIONS TO STOCKHOLDERS' OBLIGATIONS AT EACH CLOSING.

The obligations of the Stockholders under paragraphs 1.1 and 1.2 of this Agreement are subject to the fulfillment at or before each Closing of each of the following conditions:

5.1 Representations and Warranties. The representations and warranties contained in paragraph 2 hereof shall be true on and as of each Closing.

5.2 Performance. The Company shall have performed and complied with all agreements and conditions contained herein required to be performed or complied with by it on or before each Closing.

5.3 State Securities Laws. The Company will have complied with all requirements under all applicable state securities laws with respect to the offer and sale of the Shares.

5.4 Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated at each of the Closings hereby and all documents and instruments incident to such transactions will be reasonably satisfactory in substance and form to the Stockholders and their counsel, if any, and the Stockholders and their counsel, if any, will have received all such counterpart originals or certified or other copies of such documents as they may reasonably request.

6.     CONDITIONS OF THE COMPANY'S OBLIGATIONS AT EACH CLOSING.

The obligations of the Company under paragraphs 1.1 and 1.2 of this Agreement are subject to the fulfillment of the following conditions:

6.1 Warranties True on each of the Closings. The representations and warranties of each of the Stockholders contained in paragraphs 3 and 4 hereof shall be true on and as of each Closing with the same effect as though said representations and warranties had been made on and as of each Closing.

7.     MISCELLANEOUS

7.1 Agreement is Entire Contract. Except as specifically referenced herein, this Agreement constitutes the entire contract between the parties hereto concerning the subject matter hereof and no party shall be liable or bound to the other in any manner by any warranties, representations or covenants except as specifically set forth herein. Any previous agreement among the parties related to the transactions described herein is superseded hereby. The terms and conditions of this Agreement shall be binding upon the respective successors, personal representatives and estates of the parties hereto. Nothing in this Agreement, express or implied, is intended to confer upon any party, other than the parties hereto, and their respective successors, personal representatives and estates, any rights, remedies, obligations, or liabilities under or by reason of this Agreement, except as expressly provided herein.

7.2 Governing Law. This Agreement shall be governed by and construed under the laws of the State of Florida.

7.3 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

7.4 Title and Subtitles. The titles of the paragraphs and subparagraphs of this Agreement are for convenience and are not to be considered in construing this Agreement.

7.5 Notices. Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States Post Office, by registered or certified mail, addressed to the Company at its principal office or to a Stockholder at the address shown by his name on Exhibit 1 hereto or at such other address as such party may designate by ten (10) days advance written notice to the other party.

7.6 Survival of Warranties. The warranties and representations of the Company and the Stockholders contained in or made pursuant to this Agreement shall survive the execution and delivery of this Agreement and the Closing hereunder.

7.7 Amendment of Agreement. Except as expressly provided herein, any provision of this Agreement may be amended or waived on behalf of all Stockholders by a written instrument signed by the Company and by Stockholders holding at least a majority of the aggregate of the Shares.

7.8 Pronouns. The masculine personal pronoun shall be considered to mean the corresponding feminine or neuter personal pronoun, as the context requires in this Agreement.

IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first written above.

                                   EVERGREEN BANCSHARES, INC.
ATTEST:


/s/ Heather McKenna                BY:  Linda C. Alexionok
                                   Its: Corporate Secretary



                                   _____________________________

                                    Anthony L. Bajoczky


                                    /s/ David A. Barrett
                                        David A. Barrett


                                    /s/ Rica A. Barrett
                                        Rica A. Barrett


                                    /s/ Marilyn B. Newton
                                        Marilyn B. Newton


                                    /s/ Wilma Lauder
                                        Wilma Lauder


                                    /s/ Kenneth C. Fuqua
                                        Kenneth C. Fuqua


                                    /s/ Vernon E. Sanders
                                        Vernon E. Sanders


                                    /s/ Frederic Q. Vroom, M.D.
                                        Frederic Q. Vroom, M.D.



     Guaranty National Bank of Tallahassee, by its execution of this Agreement, agrees to be bound jointly with the Company by this Agreement and to perform all acts indicated herein to be performed by the Bank.

ATTEST:                              GUARANTY NATIONAL BANK



/s/ Heather McKenna                  By: /s/ Linda C. Alexionok
                                         Linda C. Alexionok
                                         Senior Vice President


                           Exhibit "A"
                        Shares Purchased

                      Price per Sh  $17.00



              October     November     December     March     June    September    December
                1996        1996         1996       1997      1997       1997        1997

Barrett, D.    6,230        9,062       9,062       9,345     8,471     8,471       7,787
Barrett, R.    2,114        3,075       3,075       3,172     2,824     2,824       2,643
Fuqua, K       1,779        2,587       2,587       2,669     2,426     2,426       2,224
Vroom. F.      1,736        2,525       2,525       2,603     2,365     2,365       2,169
Newton, M.       733        1,067       1,067       1,101     1,001     1,001         917
Sanders, V.      194          282         282         291       265       265         243
Lauder, W.       154          216         216         231       212       212         194

TOTAL         12,940       18,814      18,814      19,412    17,564    17,564      16,177

Bajoczky, A.



                  Amendment 1 to that certain
                 Common Stock Purchase Agreement
             by and between certain stockholders and
                   Evergreen Bancshares, Inc.

     THIS AMENDMENT (the "Amendment") to that certain Common Stock Purchase Agreement by and between Evergreen Bancshares, Inc. and certain of its stockholders dated as of October 17, 1996 (the "Agreement") is made as of this the 14th day of November, 1996.

                             RECITALS:

     WHEREAS, section 7.7 of the Agreement provides that any amendment of the Agreement must be in writing and signed by the Company and by Stockholders purchasing and holding at least a majority of the aggregate of Shares to be issued pursuant to the Agreement; and

     WHEREAS, the parties thereto desire to amend the Agreement in support of the Company's subsidiary's capital plan.

                             WITNESSETH:

     NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained, the parties hereto do hereby agree as follows:

     1. Defined Terms. All terms used herein which are defined in the Agreement shall have the meanings specified in the Agreement, unless otherwise specifically defined herein.
     2. Improvement of Stop Loss. Section 1.5 of the Agreement is hereby eliminated and replaced with the following new section 1.5:

1.5 Capital Guarantee. During the term of this Agreement, the Stockholders will also purchase Shares at the price per share consideration as calculated in 1.1(a) for the total purchase price of an amount necessary for Guaranty National Bank of Tallahassee to achieve the following capital ratios as of the following dates by injection of the proceeds therefrom as capital:

            Leverage     Tier 1 Risk Based       Total Risk Based

 3/31/97     4.78%               8.00%                8.99%
 6/30/97     4.85%               8.00%                9.13%
 9/30/97     4.96%               8.00%                9.52%
12/31/97     5.00%               8.00%               10.00%

(the "Capital Guarantee Shares"). The purchase of Capital Guarantee Shares shall be allocated among the Stockholders pro rata to the allocation of Shares set forth for any Closing on Exhibit A to the Agreement. The Closing of the sale of the Capital Guarantee Shares shall occur before the end of the month next following the appropriate quarter end.

     3. Effect of Amendment. Except as expressly modified by this Amendment, the terms, covenants, and conditions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Amendment 1 to the Agreement as of the date first above written.

                                   EVERGREEN BANCSHARES, INC.
ATTEST:

/s/ Heather McKenna               BY:  /s/ Linda C. Alexionok
                                  Its: Corporate Secretary


                                       /s/ David A. Barrett
                                           David A. Barrett




                                           Anthony J. Bajoczky


                                       /s/ Rica A. Barrett
                                           Rica A. Barrett


                                       /s/ Marilyn B. Newton
                                           Marilyn B. Newton

                                       /s/ Wilma Lauder
                                           Wilma Lauder


                                       /s/ Kenneth C. Fuqua
                                           Kenneth C. Fuqua


                                       /s/ Vernon E. Sanders
                                           Vernon E. Sanders


                                       /s/ Frederic Q. Vroom, M.D.
                                           Frederic Q. Vroom, M.D.

                           EXHIBIT 27

                     FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS DATED SEPTEMBER 30, 1996 AND IS QUALIFIED IN
ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                                                       9/30/96

9-03(1)     Cash and due from banks                                  3,350,579
9-03(2)     Interest-bearing deposits                                        0
9-03(3)     Federal funds sold-purchased securities for resale       2,250,000
9-03(4)     Trading account assets                                           0
9-03(6)     Investment and mortgage backed securities held
            for sale                                                23,102,411
9-03(6)     Investment and mortgage backed securities held to
            maturity - carrying value                                9,308,519
9-03(6)     Investment and mortgage backed securities held to
            maturity - market value                                  9,148,687
9-03(7)     Loans                                                   54,467,828
9-03(7)(2)  Allowance for losses                                       407,295
9-03(11)    Total assets                                            98,043,180
9-03(12)    Deposits                                                92,293,229
9-03(13)    Short-term borrowings                                            0
9-03(15)    Other Liabilities                                          437,442
9-03(16)    Long-term debt                                                   0
9-03(19)    Preferred stock-mandatory redemption                             0
9-03(20)    Preferred stock-no mandatory redemption                          0
9-03(21)    Common Stock                                             1,000,294
9-03(22)    Other stockholders' equity                               4,312,691
9-03(23)    Total liabilities and stockholders' equity              98,043,180
9-04(1)     Interest and fees on loans                               4,085,606
9-04(2)     Interest and dividends on investments                    1,668,699
9-04(4)     Other interest income                                       35,875
9-04(5)     Total interest income                                    5,790,180
9-04(6)     Interest on deposits                                     3,587,030
9-04(9)     Total interest expense                                   3,665,708
9-04(10)    Net interest income                                      2,124,472
9-04(11)    Provision for loan losses                                  631,000
9-04(13)(h) Investment securities gains/losses                          (1,047)
9-04(14)    Other expenses                                           3,987,805
9-04(15)    Income/loss before income tax                           (1,966,940)
9-04(17)    Income/loss before extraordinary items                           0
9-04(18)    Extraordinary items, less tax                                    0
9-04(19)    Cumulative change in accounting principal                        0
9-04(20)    Net income or loss                                      (1,966,940)
9-04(21)    Earnings per share-primary                                   (2.06)
9-04(21)    Earnings per share-fully diluted                                 0


I.B.5       Net yield-interest earning assets-actual                      7.62
III.C.1(a)  Loans on nonaccrual                                         92,061
III.C.1(b)  Accruing loans past due 90 days or more                    104,412
III.C.1(c)  Troubled debt restructuring                                      0
III.C.2     Potential problem loans                                          0
IV.A.1      Allowance for loan loss-beginning of period                506,635
IV.A.2      Total chargeoffs                                          (776,922)
IV.A.3      Total recoveries                                            46,582
IV.A.4      Allowance for loan loss-end of period                      407,295
IV.B.1      Loan loss allowance allocated to domestic loans            407,295
IV.B.2      Loan loss allowance allocated to foreign loans                   0
IV.B.3      Loan loss allowance-unallocated                                  0